Form 10-K
period 2007-12-31
AFH HOLDING VII, INC.
filed 2008-04-04
CIK 1419067

U.S. SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB


? ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended December 31, 2007

? TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF
1934

For the transition period from ______________ to
______________

Commission File Number 000-52939



AFH HOLDING VII, INC.
(Exact name of registrant as specified in its charter)



Delaware
26-1365483
(State or other jurisdiction
of
(I.R.S. Employer
incorporation or
organization)
Identification No.)




9595 Wilshire Blvd., Suite
939

Beverly Hills, CA
90212
(Address of principal
executive offices)
(zip code)

Registrant's telephone number, including area code:
(310) 300-3431



Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of Class)


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
?

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ? No ?.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB. ?

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ? No ?.

The issuer's revenues for fiscal year end December 31, 2007 were $0.

As of March 27, 2008, there were 5,000,000 shares of common stock, par value $.001 per share, outstanding, none of which were held by non-affiliates.

Transitional Small Business Disclosure Format (check one): Yes ? No ?

FORWARD-LOOKING STATEMENTS

	Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. When used in this report, the words
"may," "will," "should," "could," "expect," "plan,"
"anticipate," "believe," "estimate," "predict,"
"continue," and similar expressions are generally intended to identify forward-looking statements.

	You should consider the areas of risk
described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto, the factors described in "Item 1. Description of Business--Risk Factors" beginning on page 6, and other documents we file from time to time with the Securities and Exchange Commission. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

	When used in this annual report, the terms the "Company," "we," "us," "our," and similar terms refer to AFH Holding VII, Inc., a Delaware corporation.







PART I

Item 1. Description of Business.

Introduction

       AFH HOLDING VII, INC. ("we", "us",
"our", the "Company" or the "Registrant") was incorporated in the State of Delaware on April 16, 2007, and maintains its principal executive offices at 9595 Wilshire Blvd., Suite 939, Beverly Hills, CA
90212. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The
Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission
(the "SEC") on November 27, 2007, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

       The Company, based on proposed business
activities, is a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities
Exchange Act of 1934, as amended (the "Exchange
Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies."
Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The
Company is also a "shell company," defined in Rule
12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The
Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

       The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The
Company's principal business objective for the next
12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Competition

       The Company faces vast competition from
other shell companies with the same objectives. The
Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do;
consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.
These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

       We have no employees other than our sole officer who devotes only a limited amount of time to our business.




Risk Factors

You should carefully review and consider the following risks as well as all other information contained in this Annual Report on Form 10-KSB, including our financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us.
Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations, or cash flows. To the extent any of the information contained in this annual report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely effect our financial condition, results of operations or cash flows.

There may be conflicts of interest as a result of our management being involved with other blank check shell companies.

       Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. Our management is currently involved with other blank check shell companies, and in the pursuit of business combinations, conflicts with such other blank check shell companies with which it is, and may in the future become, affiliated, may arise. If we and the other blank check shell companies that our management is affiliated with desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

We have a limited operating history.

       We have a limited operating history and no revenues or earnings from operations since inception.
We have no significant assets or financial resources.
We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with a private company. This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by us or ever.

We have incurred and may continue to incur losses.

    	Since April 16, 2007 (inception) through
December 31, 2007, we have incurred a net loss of $(6,271). We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

We face a number of risks associated with potential acquisitions.

    	We intend to use reasonable efforts to
complete a merger or other business combination with an operating business. Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.


There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

       The Company is in a highly competitive
market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

       The nature of our operations is highly
speculative, and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

       While seeking a business combination,
management anticipates devoting very limited time to the Company's affairs. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

There can be no assurance that the Company will successfully consummate a business combination.

       We can give no assurances that we will
successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

       Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange
Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.


The Company may be subject to further government regulation which would adversely affect our operations.

       Although we are subject to the reporting requirements under the Exchange Act, management believes we are not subject to regulation under the Investment Company Act of 1940, as amended (the
"Investment Company Act"), since we are not engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

       If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States.
These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

       We may not be able to structure our
acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenue unless and until we merge with or acquire an operating business.

       We are a development stage company and
have had no revenue from operations. We do not expect to realize any revenue unless and until we successfully merge with or acquire an operating business.

Because we may seek to complete a business combination through a "reverse merger", following such a transaction we may not be able to attract the attention of major brokerage firms.

	Additional risks may exist since we expect to assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of common stock, par value $0.001 per share (the "Common Stock"). No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our Common Stock will be listed on NASDAQ or any other securities exchange.

       Following a business combination, we may seek the listing of Common Stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of Common Stock on either of those or any other stock exchange. After completing a business combination, until the Common Stock is listed on the NASDAQ or another stock exchange, we expect that the Common Stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of the Common Stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors.
Consequently, such rule may deter broker-dealers from recommending or selling the Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Our sole stockholder may have a minority interest in the Company following a merger or other business combination with an operating business.

	If we consummate a merger or business
combination with a company with a value in excess of the value of our Company and issue shares of Common Stock to the stockholders of such company as consideration for merging with us, our sole stockholder would own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our Board of Directors and control our Company.

There is currently no trading market for our Common Stock, and liquidity of shares of our Common Stock is limited.
     Our shares of Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our Common Stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act of 1933, as amended (the "Securities Act"). Therefore, outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our Common Stock cannot be sold under the exemptions from registration provided by Rule 144 or under Section 4(1) of the Securities
Act, in accordance with the letter from Richard K.
Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission's Division of
Corporation Finance, to Ken Worm of NASD
Regulation, dated January 21, 2000 (the "Wulff
Letter). The Wulff Letter provides that certain private transfers of the shares also may be prohibited without registration under federal securities laws. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws. The SEC changed certain aspects of the Wulff Letter and such changes apply retroactively to our stockholder. Since
February 15, 2008, all holders of shares of shars of common stock of "shell company" have been permitted to sell their shars of common stock under Rule 144, subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the company would cease to be a "shell company" as defined in Rule 12b-
2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter. affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.


There are issues impacting liquidity of our securities with respect to the SEC's review of a future resale registration statement.

       Since shares of our Common Stock issued
prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of Common Stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

       In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities if the issuer's securities are listed on the OTCBB or Pink Sheets.
The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act ("Rule 415"), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of Common Stock, it is unclear as to how many, if any, shares of Common Stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or "cut back" the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder's liquidity in Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

We have never paid dividends on our Common Stock.

	We have never paid dividends on our
Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.


The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

       Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of Common Stock and a maximum of 20,000,000 shares of preferred stock, par value $.001 per share (the
"Preferred Stock"). Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of Common
Stock held by our then existing stockholders.
Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our current stockholder. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholder will occur and the rights of the holder of Common Stock might be materially and adversely affected.

Our sole stockholder may engage in a transaction to cause the Company to repurchase its shares of Common Stock.

       In order to provide an interest in the
Company to a third party, our sole stockholder may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase its shares of Common Stock. As a result of such transaction, our management, stockholder(s) and
Board of Directors may change.

Our Board of Directors has the power to issue shares of Preferred Stock with certain rights without stockholder approval.

       Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of Preferred
Stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue shares of Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that we will not do so in the future.

Control by Amir F. Heshmatpour

       Our sole stockholder is AFH Holding &
Advisory, LLC, which is controlled by Amir F.
Heshmatpour, who is also our sole officer and director.
AFH Holding & Advisory, LLC currently owns all of the issued and outstanding capital stock of the Company. Consequently, this stockholder controls the operations of the Company and will have the ability to control all matters submitted to stockholders for approval, including:


*
Election of the board of directors;


*
Removal of any directors;


*
Amendment of the Company's
certificate of incorporation or
bylaws; and


*
Adoption of measures that could
delay or prevent a change in control
or impede a merger, takeover or
other business combination.

       This stockholder will thus have complete control over our management and affairs. Accordingly, this ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock.

Item 2. Description of Property.

	The Company neither rents nor owns any
properties. The Company utilizes the office space and equipment of its sole officer and director at no cost.
Management estimates such amounts to be immaterial.
The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.
Item 3. Legal Proceedings.

       Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security
Holders.

       None.

PART II

Item 5. Market for Common Equity, Related
Stockholder Matters and Small Business Issuer
Purchases of Equity Securities.

Common Stock

       Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Common
Stock. Our Common Stock is not listed on a publicly-traded market. As of March 27, 2008, there was one holder of record of our Common Stock.

Preferred Stock

       Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of Preferred
Stock. The Company has not yet issued any of the Preferred Stock.

Dividend Policy

       The Company has not declared or paid any cash dividends on Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance Under Equity
Compensation Plans

None.

 Recent Sales of Unregistered Securities

       The Company did not sell any equity
securities that were not registered under the Securities
Act during the period covered by this Annual Report.

       On  April 16, 2007, the Company issued
5,000,000 shares of Common Stock to AFH Holding
& Advisory, LLC., which is controlled by our sole officer and director, Amir F. Heshmatpour, for an aggregate purchase price equal to $5,000.00. The
Company sold these shares of Common Stock under the exemption from registration provided by Section
4(2) of the Securities Act.

       No securities have been issued for services.
Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Item 6. Management's Discussion and Analysis or
Plan of Operation.
 Plan of Operation

       The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

       Since our formation on April 16, 2007, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a "blank check" company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company.

       As a result of our limited resources, we expect to effect only a single business combination.
Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

       Our sole officer is only required to devote a very limited portion of his time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

       We expect our present management to play no managerial role in the Company following a merger or business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

Results of Operations

       The Company has not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to effect an acquisition of or merger with another operating company, of which there can be no assurance.

Off-Balance Sheet Arrangements

	The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7. Financial Statements.

AFH HOLDING VII, INC.
(A Development Stage Company)
December 31, 2007

- TABLE OF CONTENTS -




Page(s)




Financial Statements:







Report of Independent Registered Public
Accounting Firm

13





Balance Sheet as of December 31, 2007

14





StStatement of Operations for the Period from April 16, 2007 (Inception) through December
31, 2007

15





StStatement of Changes in Stockholder's
Equity for the Period from April 16, 2007
(Inception) through December 31, 2007

16





StStatement of Cash Flows for the Period from April 16, 2007 (Inception) through December
31, 2007

17




Notes to Financial Statements

18-25























REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Board of Directors and Stockholders of AFH Holding VII, Inc.
Beverly Hills, California


       We have audited the accompanying balance sheet of AFH Holding VII, Inc. (A Development Stage
Company) as of December 31, 2007, and the related statements of operations, changes in stockholder's equity, and cash flows for the period from inception, April 16, 2007, through December 31, 2007. AFH
Holding VII, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

       We conducted our audit in accordance with the standards of the Public Company Accounting
Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.
Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFH Holding VII, Inc. (A
Development Stage Company) as of December 31,
2007 and the results of its operations and its cash flows for the period from inception, April 16, 2007, through December 31, 2007, in conformity with accounting principles generally accepted in the United
States of America.

	The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses resulting in an accumulated deficit. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Rochester, New York
  April 1, 2008












AFH HOLDING VII, INC.
(A Development Stage Company)
Balance Sheet
December 31, 2007



December
31, 2007












ASSETS











 Total assets

$
-








LIABILITIES AND
STOCKHOLDER'S EQUITY











Commitment and contingencies

$
-








Stockholder's equity


-


Preferred stock, $.001 par value,





 authorized 20,000,000 shares,
none issued





Common stock, $.001 par value,





 authorized 100,000,000 shares,


5,000


 5,000,000 issued and outstanding





Additional paid in capital


 1271


Deficit accumulated during the
development stage


(6,271)








 Total stockholder's equity











 Total liabilities and stockholder's
equity


-










$
-


The accompanying notes are an integral part of these financial statements.

















AFH HOLDING VII, INC.
(A Development Stage Company)
Statements of Operations




Period
from




April 16,
2007




(Inception)




Through




December
31, 2007






Net Sales


$
-







Cost of Sales



-







Gross Profit



-







General and
Administrative
Expenses



(6,271
)






Net (Loss)

)
$
(6,271
)






Basic and Diluted
(Loss) Per Share
)
)

(0.00)







Basic and Diluted





WWeighted Average
Number of Common
Shares Outstanding



5,000,000


The accompanying notes are an integral part of these financial statements.





















AFH HOLDING VII, INC.
(A Development Stage Company)
Statements of Changes in Stockholder's Equity
For the Period April 16, 2007 (Inception) through
December 31, 2007

, ,  ,  , Additional Paid-in Capital , Deficit accumulated ,
Total
, , Common Stock , , ,
, , Shares , Amount , , ,
Issuance of Common Stock , , , , , , ,
Balance April 16, 2007, , 0, 0, 0, 0, , 0
Shares issued in Lieu of expenses paid
, , 5,000,000, $5,000.00, $0.00, $0.00, , $5,000.00
, , , , , , ,
Net Loss , , , , , (6,271), ,        (6,271)
Contributed Capital for Services, , , , 1271, , , 1271
Balance at December 31, 2007, , 5,000,000,
$5,000.00, $1271, ($6,271), , 0.00
, , , , , , ,























The accompanying notes are an integral part of these financial statements.







AFH HOLDING VII, INC.
(A Development Stage Company)
Statements of Cash Flows




Period
from




April 16,
2007




(Inception)




Through




December
31,
2007

Cash Flows from
Operating Activities









Net (loss)


$
(6,271
)






   Contributed Capital
For Services



1,271







   Shares issued in lieu
of expenses paid



5000







Cash flows used in
operating activities



-0-







Net increase in cash



-







Cash, beginning of
period



-







Cash, end of period



-







Supplemental
Disclosure of Cash
Flow Information:





Cash paid during the
period for:





Interest


$
-

Income taxes







The accompanying notes are an integral part of these financial statements.













AFH HOLDING VII, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

Note 1 - Development Stage Company:

AFH HOLDING VII, INC., a development stage company (the "Company"), was incorporated in the State of Delaware on April 16, 2007. The Company is
100% owned by AFH Holding and Advisory, LLC.
The financial statements presented represent only those transactions of AFH Holding VII, Inc. The
Company is looking to acquire an existing company or acquire the technology to begin operations.

Note 2 - Summary of Significant Accounting
Policies:

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States. Significant accounting policies follow:

Use of Estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes: The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting basis and tax basis of the assets and liabilities and are measured using enacted tax rates that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

Loss per Common Share: Basic loss per share is calculated using the weighted-average number of common shares outstanding during each period.
Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each period. The
Company does not have any potentially dilutive instruments.

Fair Value of Financial Instruments: The carrying value of current assets and liabilities approximate fair value due to their short term nature.

New Accounting Pronouncements:

    In June 2006, the FASB issued FIN 48,
Accounting for Uncertainty in Income Taxes-an
Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As such, the Company adopted these provisions at the beginning of the fiscal year ended December 31, 2007. Adoption of FIN 48 did not have a significant effect on the Company's financial statements.




AFH HOLDING VII, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

Note 2 - Summary of Significant Accounting
Policies (Cont'd):

New Accounting Pronouncements (Cont'd):

In September 2006, the Financial Accounting
Standards Board issued Statement of Financial
Accounting Standards No. 157 ("FAS 157"), Fair
Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to FAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company presently does not expect the adoption of FAS 157 to have an effect on its financial statements.

In February 2007, the Financial Accounting Standards
Board issued Statement of Financial Accounting
Standards No. 159 ("FAS 159"), The Fair Value
Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company presently does not expect the adoption of FAS 159 to have an effect on its financial statements.

In December 2007, the Financial Accounting
Standards Board issued Statement of Financial
Accounting Standards No. 141R ("FAS 141R"),
Business Combinations, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination or a gain from a bargain purchase. FAS 141R is effective for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company presently does not expect the adoption of FAS 141R to have an effect on its financial statements.

In December 2007, the Financial Accounting
Standards Board issued Statement of Financial
Accounting Standards No. 160 ("FAS 160"),
Noncontrolling Interests in Consolidated Financial
Statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.
FAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The
Company presently does not expect the adoption of FAS 160 to have an effect on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.






AFH HOLDING VII, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

Note 3 - Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has had no revenue and has incurred accumulated net losses from April 16, 2007
(inception) through the period ended December 31, 2007 of $6,271. In addition, the Company's development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, and receive additional paid-in capital from its shareholder and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities

Note 4 - Equity Securities:

Holders of shares of common stock shall be entitled to cast one vote for each common share held at all stockholder's meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

The preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

Note 5 - Income Taxes:

No current provision or benefit for federal income taxes has been recorded for the period from inception, April 16, 2007, through December 31, 2007 as the
Company has no taxable income or loss.











AFH HOLDING VII, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

Note 6 - Related Party Transactions:

The Company utilizes the office space and equipment of its sole stockholder at no cost. Management estimates such amounts to be immaterial.

Item 8. Changes in and Disagreements with
Accountants on Accounting and Financial
Disclosure.

       None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The management of the Company, including the principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-
15(e) as of December 31, 2007. Based on that evaluation, the principal executive and financial officer concluded that as of December 31, 2007, our disclosure controls and procedures were effective to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange
Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the last fiscal quarter of the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.

       None.
PART III

Item 9. Directors and Executive Officers of the
Company.

(a) Identification of Directors and Executive Officers.
The following table sets forth certain information regarding the Company's director and executive officer for the fiscal year ended December 31, 2007:

Name

Position

Age
Amir F.
Heshmatpour

President,
Secretary and
Director

41

       The Company's officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.


Mr. Heshmatpour's principal business occupation for the last five years has been as a private investor. From
1994 until the end of 2002, he also served as Chairman and Chief Executive Officer of Metrophone
Telecommunications, Inc. Mr. Heshmatpour also serves as President and Secretary of each of AFH
Holding I, Inc., AFH Holding II, Inc., AFH Holding
III, Inc., AFH Holding IV, Inc., AFH Holding VII,
Inc., AFH Holding VIII, Inc., AFH Acquisition III,
Inc., AFH Acquisition IV Inc., AFH Acquisition V
Inc., AFH Acquisition VI, Inc., AFH Acquisition VII,
Inc., AFH Acquisition VIII, Inc., AFH Acquisition IX,
Inc., AFH Acquisition X, Inc., AFH Acquisition XI,
Inc., and AFH Acquisition XII, Inc., which positions he was elected to in 2007. Mr. Heshmatpour is a director of each of AFH Holding I, Inc., AFH Holding
II, Inc., AFH Holding III, Inc., AFH Holding IV, Inc.,
AFH Holding VII, Inc., AFH Holding VIII, Inc., AFH
Acquisition III, Inc., AFH Acquisition IV Inc., AFH
Acquisition V Inc., AFH Acquisition VI, Inc., AFH
Acquisition VII, Inc., AFH Acquisition VIII, Inc.,
AFH Acquisition IX, Inc., AFH Acquisition X, Inc.,
AFH Acquisition XI, Inc., and AFH Acquisition XII,
Inc.

 (b) Significant Employees.

       As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

       None.

(d) Involvement in Certain Legal Proceedings.

       There have been no events under any
bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Company during the past five years.

Compliance with Section 16(a) of the Exchange
Act

       Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file.

       Based solely on the Company's review of the copies of the forms received by it during the period since inception, April 16, 2007, December 31, 2007 and written representations that no other reports were required, the Company believes that the no persons who, at any time during such period, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

       We have not adopted a Code of Business
Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because there is only one person involved in the management of the Company and he devotes only a limited amount of time to our business.

Nominating Committee

	We have not adopted any procedures by
which security holders may recommend nominees to our Board of Directors.
Audit Committee

	The Board of Directors acts as the audit committee. The board has determined that it does not have a member of the board that qualifies as an "audit committee financial expert", and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Item 10. Executive Compensation.
Summary Compensation and Director
Compensation
     The Company's sole officer and director does not receive any compensation for his services rendered to the Company, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. The Company's sole officer and director intend to devote no more than a few hours a week to our affairs.
     It is possible that, after the Company
successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.
     There are no employment agreements or
arrangements, whether written or unwritten, with our officer and director. No retirement, pension, profit sharing, defined contribution stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.
Potential payments upon termination or change-in-control.
     We currently have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our officer/director at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of our officer/director, or a change in control of the Company or a change in the officer/director's responsibilities, with respect to our officer/director.
Outstanding Equity Awards
     There are no outstanding equity awards at fiscal year-ended December 31, 2007.

Director Compensation

	We do not currently pay any cash fees to our sole director, nor do we pay his expenses in attending board meetings.

Employment Agreements

       The Company is not a party to any
employment agreements.

Item 11. Security Ownership of Certain Beneficial
Owners and Management and Related Stockholder
Matters.

     The following table sets forth certain
information concerning the number of our common
shares owned beneficially as of March 27, 2008 by: (i)
each person (including any group) known to us to own
more than five percent (5%) of any class of our
company's voting securities; (ii) each of our directors
and named executive officers; and (iii) our officers and
directors as a group.  Unless otherwise indicated, the
shareholders listed possess sole voting and investment
power with respect to the shares shown.

Name and Address of Beneficial Owner, Amount
and Nature of Beneficial Owner(1), Percent of Class
AFH Holding and Advisory, LLC(2)
9595 Wilshire Boulevard, Suite
900
Beverly Hills, California 90212
, 5,000,000, 100%
Amir F.
Heshmatpour(3)

9595 Wilshire Boulevard, Suite
900
Beverly Hills, California 90212
, 5,000,000(4), 100%
All Officers, Directors and persons owning more than 5% as a Group, 5,000,000, 100%



(1)
Under Rule 13d-3, a beneficial owner
of a security includes any person who,
directly or indirectly, through any
contract, arrangement, understanding,
relationship, or otherwise has or
shares: (i) voting power, which
includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.


(2)
Mr. Heshmatpour, the Managing
Member of AFH Advisory, has
investment and voting control over the
shares owned by AFH Advisory, and
therefore may be deemed to be a
beneficial owner thereof.


(3)
Mr. Heshmatpour is the Company's
President, Secretary and sole director.


(4)
Represents shares of the Company's
common stock owned by AFH
Advisory.  As Managing Member of
AFH Advisory, Mr. Heshmatpour may
be deemed the beneficial owner of
these shares of the Company's
common stock.
Securities Authorized for Issuance Under Equity
Compensation Plans or Individual Compensation
Arrangements
     As of December 31, 2007, there are no
compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Item 12. Certain Relationships and Related
Transactions and Director Independence.

	The Company utilizes the office space and equipment of its sole officer and director at no cost.
Management estimates such costs to be immaterial.

	Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Director Independence
     We do not believe that our current director is considered "independent" as the term is used in Item
407(a)(1) of Regulation S-B under the Exchange Act and as defined under Rule 4200(a)(15) of the National
Association of Securities Dealers listing standards.
However, we are not currently subject to any law, rule or regulation, however, requiring that all or any portion of our board of directors include
"independent" directors.
Item 13. Exhibits.

Index to Exhibits

Exhibit

Description



*3.1

Certificate of Incorporation, as filed with the Delaware Secretary of State on April 16,
2007.



*3.2

By-laws.

31.1

Certification of the Company's Principal
Executive Officer and Principal Financial
Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-
KSB for the year ended December 31, 2007.



32.1

Certification of the Company's Principal
Executive Officer and Principal Financial
Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1

Certification by CEO pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

*
Filed as an exhibit to the Company's
Registration Statement on Form 10-SB, as filed with the Securities and Exchange
Commission on October 5, 2007, and
incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

Rotenberg & Associates is the Company's
independent registered public accounting firm.

Audit Fees

	During the period since inception, April 16, 2007, through December 31, 2007, the aggregate fees billed to the Company by its independent auditors were $3,271 for the annual audit of financial statements and review of the financial statements included in the Company's Quarterly Reports on Form
10-QSB.

Tax Fees

       There were no fees billed by Rotenberg for professional services for tax compliance, tax advice, and tax planning for the period from April 16, 2007
(Inception) to December 31, 2007.

Audit Committee's Pre-Approval Process

	The Board of Directors acts as the audit committee of the Company, and all services are pre-approved by the sole member of the Board of Directors.

SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





AFH HOLDING VII, INC.






Dated: March 28, 2008
By:
/s/ Amir F.
Heshmatpour


Name: Amir F.
Heshmatpour

Title: President,
Secretary and sole
Director

























Exhibit 31.1

Certification of Principal Executive Officer and
Principal Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
and Securities and Exchange Commission Release
34-46427

I, Amir F. Heshmatpour, certify that:

1. I have reviewed this annual report on Form 10-KSB of AFH Holding VII, Inc.;

 	2.	Based on my knowledge, this report
does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

 	3.	Based on my knowledge, the
financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

 	4.	The small business issuer's other
certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules
13a-15(f) and 15d-15(f)) for the small business issuer and have:

 	 	A.	Designed such disclosure
controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

 	 	B.	Designed such internal
controls over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

 	 	C.	Evaluated the effectiveness
of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

 	 	D.	Disclosed in this report any
change in the small business issuer's internal controls over financial reporting that occurred during the small business issuer's most. recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

 	5.	I have disclosed, based on my most
recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the small business issuer's board of directors:

 	 	A.	All significant deficiencies
and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

        	 	B.	Any fraud,
whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: March 28,2008


/s/ Amir F.
Heshmatpour




Amir F. Heshmatpour



Principal Executive
Officer and Principal
Financial Officer



















































Exhibit 32.1

Certification of Principal Executive Officer and
Principal Financial Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

	In connection with the Annual Report of
AFH Holding VII, Inc. (the "Company") on Form 10-
KSB for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Amir F.
Heshmatpour, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley
Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.








/s/ Amir F.
Heshmatpour




Amir F. Heshmatpour



Principal Executive
Officer
Principal Financial
Officer
March 28, 2008
























32.2

CERTIFICATION FURNISHED
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Annual Report on Form 10-K for the period ended December 31, 2007 (the
"Report") filed by AFH Holding VII, Inc. (the
"Company") with the Securities and Exchange
Commission, I, Amir F. Heshmatpour, Chief Financial
Officer of the Company, certify, pursuant to 18 U.S.C.
ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: March 25, 2008


/s/ Amir F.
Heshmatpour
Amir F. Heshmatpour
Chief Financial
Officer
A signed original of this written statement required by
Section 906 has been provided to AFH Holding VII,
Inc. and will be retained by AFH Holding VII, Inc.
and furnished to the Securities and Exchange
Commission or its staff upon request.























44