Form 10-Q
period 2008-03-31
AFH HOLDING VII, INC.
filed 2008-05-16
CIK 1419067

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52939

AFH Holding VII, Inc.
(Name of registrant in its charter)

Delaware	26-1365483
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

9595 Wilshire Blvd.
Suite 900
Beverly Hills, CA 90212
 (Address of principal executive offices)

Issuer’s telephone number:                                                (310) 300-3431
Issuer’s facsimile number:                                                  (310) 300-3412

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 7, 2008: 5,000,000 shares of common stock.

Item 1.                      Financial Statements.

AFH HOLDING VII, INC.

FINANCIAL STATEMENTS
(Unaudited)

March 31, 2008

AFH HOLDING VII, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Page
Financial Statements:

Balance Sheet	F−1

Statements of Operations	F−2

Statements of Stockholders’ Equity	F−3

Statements of Cash Flows	F−4

Notes to Financial Statements	F-5 - F-6

AFH HOLDING VII, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED BALANCE SHEET
MARCH 31, 2008
(Unaudited)

March 31, 2008
(Unaudited)

ASSETS

Total assets	$--

LIABILITIES AND STOCKHOLDERS’ EQUITY

Commitment and contingencies	$--

Stockholders’ equity:

Preferred stock, $.001 par value, authorized 20,000,000 shares, none issued	--

Common stock, $.001 par value, authorized 100,000,000 shares, 5,000,000 issued and outstanding	5,000

Additional paid in capital	1271

Deficit accumulated during the development stage	(6,271)

Total stockholders’ equity	--

Total liabilities and stockholders’ equity	--

$--

The accompanying notes are an integral part of these financial statements

AFH HOLDING VII, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF OPERATIONS
(Unaudited)

Income	For the three months ended March 31, 2008	For the period 16-Apr-07 (Inception) through March 31, 2008

Revenue	$--	$--
Expenses	$--	$--
General and Administrative	$--	$(6,271)
Total Expenses	$--	$(6,271)

Net loss per share (basic and diluted)	$(.00)	$(.00
Weighted average shares outstanding (basic and diluted)	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

AFH HOLDING VII, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period from April 16, 2007 (Inception) to March 31, 2008
(Unaudited)

	Common Stock		Additional Paid-in Capital	Deficit accumulated	Total
	Shares	Amount
Issuance of Common Stock
Balance April 16, 2007	0	0	0	0	0
Shares issued in Lieu of Expenses paid	5,000,000	$5,000	$0	$0	$5,000

Net Loss				$(6,271)	$(6,271)
Contributed Capital for Services			1271		1271
Balance at March 31, 2008	5,000,000	$5,000	$1271	$(6,271)	0

The accompanying notes are an integral part of these financial statements

AFH HOLDING VII, INC.
(a Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2008	For the period April 16, 2007 (Inception) through March 31, 2008

Cash flows from operating activities
Net Loss	--	$(6,271)
Shares issued in lieu of expenses paid	--	5,000

Contributed Capital For Services	--	1,271

Cash flows used in operating activities	--	--

Net increase in cash	--	--

Cash, beginning of period	--	--

Cash, end of period	--	$--

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	--	--
Income taxes	--	--

The accompanying notes are an integral part of these financial statements

AFH HOLDING VII, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
March 31, 2008

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

AFH HOLDING VII, INC., a development stage company (the “Company”), was incorporated in the State of Delaware on April 16, 2007. The Company is 100% owned by AFH Holding and Advisory, LLC. The financial statements presented represent only those transactions of AFH Holding VII, Inc. The Company is looking to acquire an existing company or acquire the technology to begin operations.

As a blank check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Since inception, the Company has been engaged in organizational efforts.

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of March 31, 2008, the results of its operations for the three months ended March 31, 2008, and from the date of inception (April 16, 2007) through March 31, 2008, and cash flows from the date of inception (April 16, 2007) through March 31, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year’s operation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

New Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has had no revenue and has incurred accumulated net losses from April 16, 2007 (inception) through the period ended March 31, 2008 of $6,271. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, and receive additional paid-in capital from its shareholder and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities

NOTE 4 - SHAREHOLDERS’ EQUITY

Holders of shares of common stock shall be entitled to cast one vote for each common share held at all stockholder’s meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

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

Item 2.                      Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. As of the date of this report, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance. However, if the Company cannot effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the Company would obtain any such equity funding.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings.

Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

Results of Operation

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 16, 2007 (inception) to March 31, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

Liquidity and Capital Resources

At March 31, 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

The Company and/or shareholders will supervise the search for target companies as potential candidates for a business combination. The Company and/or shareholders may pay as their own expenses any costs incurred in supervising the search for a target company. The Company and/or shareholders may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 4.                      Controls and Procedures.

The management of the Company, including the principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of March 31, 2008. Based on that evaluation, the principal executive and financial officer concluded that as of March 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

None.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

None.

Item 5.                      Other Information.

None.

Item 6.                      Exhibits.

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on April 16, 2007 (1)

3.2	By-Laws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002*

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002*

*Filed herewith

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on November 28, 2007, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AFH Holding VII, Inc.
(Registrant)
Dated: May 15, 2008	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour, President