Form 10-Q
period 2008-09-30
AFH HOLDING VII, INC.
filed 2008-11-14
CIK 1419067

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 1, 2008:
5,000,000 shares of common stock.

Item 1.	Financial Statements.

AFH HOLDING VII, INC.

FINANCIAL STATEMENTS

(Unaudited)

September 30, 2008

AFH HOLDING VII, INC.
(A Development Stage Enterprise)
INDEX TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Page

Financial Statements:

Balance Sheet	F−1

Statement of Operations	F−2

Statement of Stockholders’ Equity	F−3

Statement of Cash Flows	F−4

Notes to Financial Statements	F-5 - F-6

AFH HOLDING VII, INC.
(A Development Stage Enterprise)
BALANCE SHEET
SEPTEMBER 30, 2008
(Unaudited)

	September 30, 2008	December 31, 2007
(Unaudited)

ASSETS

Total assets	$-		$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Commitment and contingencies	$-		$-

Stockholders’ equity:

Preferred stock, $.001 par value, authorized 20,000,000 shares, none issued	-		-

Common stock, $.001 par value, authorized 100,000,000 shares, 500,000 issued and outstanding	5,000		5,000

Additional paid in capital	1,271		1,271

Deficit accumulated during the development stage	(6,271)		(6,271)

Total stockholders’ equity	-		-

Total liabilities and stockholders’ equity	-		-

	$	$

The accompanying notes are an integral part of these financial statements

AFH HOLDING VII, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended September 30, 2008	For the three months ended September 30, 2008		For the period April 16, 2007 (Inception) through September 30, 2007	For the three months ended September 30, 2007	For the period April 16, 2007 (Inception) through September 30, 2008

Revenue	$-	$		$-	$-	$--
Expenses	$-	$		$-	$-	$--
General and Administrative	$-	$		$(5,000)	$-	$(6,271)
Total Expenses	$-	$		$(5,000)	$-	$(6,271)
Net Loss				5,000		6,271
Net loss per share (basic and diluted)	$-	$		$-	$-	$(.00)
Weighted average shares outstanding (basic and diluted)	5,000,000		5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

AFH HOLDING VII, INC.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period from April 16, 2007 (Inception) to September 30, 2008
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit accumulated	Total
Issuance of Common Stock
Balance April 16, 2007	0	0	0	0	0
Shares issued in Lieu of Expenses paid	5,000,000	$5,000	$0	$0	$5,000
Net Loss at December 31, 2007				(6,271)	(6,271)
Contributed Capital for Services			1,271		1,271
Balance at December 31, 2007 and September 30, 2008	5,000,000	5,000	1,271	(6,271)	0

The accompanying notes are an integral part of these financial statements

AFH HOLDING VII, INC.
(a Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30, 2008	For the period April 16, 2007 (Inception) through September 30, 2007		For the period April 16, 2007 (Inception) through September 30, 2008
Cash flows from operating activities
Net Loss	-		$(5,000)	$(6,271)

Shares issued in lieu of expenses paid	-		(5,000)	5,000

Contributed Capital For Services	-			1,271

Cash flows used in operating activities	-			-

Net increase in cash	-			-

Cash, beginning of period	-			-

Cash, end of period	-	$		$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	-			-
Income taxes	-			-

The accompanying notes are an integral part of these financial statements

AFH HOLDING VII, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of September 30, 2008, the results of its operations for the three and nine months ended September 30, 2008 and 2007, and from the date of inception (April 16, 2007) through September 30, 2008, and cash flows for the nine months ended September 30, 2008 from the date of inception (April 16, 2007) through September 30, 2007 and 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year’s operation.

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

The Company has had no revenue and has incurred accumulated net losses from April 16, 2007 (inception) through the period ended September 30, 2008 of $6,271. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

Holders of shares of common stock shall be entitled to cast one vote for each common share held at all stockholders’ meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

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

Results of Operation

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 16, 2007 (inception) to September 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

Liquidity and Capital Resources

At September 30, 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on April 16, 2007 (1)

3.2	By-Laws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002*

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on November 28, 2007, and incorporated herein by reference.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AFH Holding VII, Inc.
(Registrant)

Dated: November 14, 2008
/s/ Amir F. Heshmatpour
Amir F. Heshmatpour, President