Form 10-K
period 2008-12-31
AFH HOLDING VII, INC.
filed 2009-03-31
CIK 1419067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission File Number: 000-52939

AFH Holding VII, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	26-1365483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9595 Wilshire Blvd, Suite 900
Beverly Hills, CA 90212	(310) 300-3431
(Address of principal executive offices, including zip code)	(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark whether the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

The aggregate market value of the issuer’s common stock held by non-affiliates, as of March 26, 2009, computed by reference to the price at which the common equity was sold, was $0.  As of March 26, 2009, there were 5,000,000 shares of the issuer's common stock outstanding, with a par value of $0.001 per share.

Documents incorporated by reference:                                                                None

AFH HOLDING VII, INC.
FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. When used in this report, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,”  “continue,” and similar expressions are generally intended to identify forward-looking statements.

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto, the factors described in "Item 1. Description of Business--Risk Factors" beginning on page 2, and other documents we file from time to time with the Securities and Exchange Commission. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

When used in this annual report, the terms the "Company," "we," "us," "our," and similar terms refer to AFH Holding VII, Inc., a Delaware corporation.

PART I

ITEM 1.   BUSINESS

Company Overview and History

AFH Holding VII, Inc. was incorporated in the State of Delaware on April 16, 2007. The Company has been in the developmental stage since inception and has conducted no substantial business operations, other than organizational activities. The Company has no full-time employees and owns no real estate or personal property. The Company was formed as a vehicle to pursue a business combination. The business purpose of the Company is to seek the acquisition of or merger with an existing company.  The Company is currently attempting to locate and enter into preliminary negotiations with a target company.  No assurances can be given that the Company will be successful in negotiating with that target company.

The Company, based on proposed business activities, is a "blank check" company. The Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a "shell company," because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in a United States secondary market such as the New York Stock Exchange, NASDAQ Stock Market, American Stock Exchange, or the Over-The-Counter Bulletin Board, as a vehicle to investigate if such investigation warrants, acquire, a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ our funds in its business. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry, or geographical location and, thus, may acquire any type of business.

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

Employees

We presently have no employees apart from our management. Our sole officer and  director is engaged in outside business activities and anticipates he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Corporate Information

Our principal executive offices are located at 9595 Wilshire Blvd, Suite 900, Beverly Hills, CA 90212.  Our corporate telephone number is (310) 300-3431.

 ITEM 1A. RISK FACTORS
RISK FACTORS

You should carefully review and consider the following risks as well as all other information contained in this Annual Report on Form 10-K, including our financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations, or cash flows. To the extent any of the information contained in this annual report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely affect our financial condition, results of operations or cash flows.

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

Since April 16, 2007 (inception) through December 31, 2008, we have incurred a net loss of $9,021. We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

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

The nature of our business is highly speculative, and there is a consequent risk of loss of any investment made in our Company. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

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

Although we are subject to the reporting requirements under the Exchange Act, management believes we are not subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we are not engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

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

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we expect to assist a privately held business to become public through a “reverse merger” or similar transaction. Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of common stock, par value $0.001 per share (the “Common Stock”).  No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our Common Stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of Common Stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of Common Stock on either of those or any other stock exchange. After completing a business combination, until the Common Stock is listed on the NASDAQ or another stock exchange, we expect that the Common Stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of the Common Stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker/dealers from recommending or selling the Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

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

Our shares of Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our Common Stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our Common Stock cannot be sold under the exemptions from registration provided by Rule 144 or under Section 4(1) of the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission's Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000 (the “Wulff Letter). The Wulff Letter provides that certain private transfers of the shares also may be prohibited without registration under federal securities laws. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws. The SEC changed certain aspects of the Wulff Letter and such changes apply retroactively to our stockholder. Since February 15, 2008, all holders of shares of common stock of “shell company” have been permitted to sell their shares of common stock under Rule 144, subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the company would cease to be a “shell company” as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter. Affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

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

In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities if the issuer’s securities are listed on the OTCBB or Pink Sheets. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of Common Stock, it is unclear as to how many, if any, shares of Common Stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

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

Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of Common Stock and a maximum of 20,000,000 shares of preferred stock, par value $.001 per share (the “Preferred Stock”). Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our current stockholder. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholder will occur and the rights of the holder of Common Stock might be materially and adversely affected.

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

Control by Amir F. Heshmatpour

Our sole stockholder is AFH Holding & Advisory, LLC, which is controlled by Amir F. Heshmatpour, who is also our sole officer and director. AFH Holding & Advisory, LLC currently owns all of the issued and outstanding capital stock of the Company. Consequently, this stockholder controls the operations of the Company and will have the ability to control all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

This stockholder will thus have complete control over our management and affairs. Accordingly, this ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock.

 ITEM 1B. UNRESOLVED STAFF COMMENTS

            Not applicable.

ITEM 2.  PROPERTIES

The Company neither rents nor owns any properties. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages, or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and the Company does not know nor is it aware of any legal proceedings threatened or contemplated against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted any matters to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this annual report on Form 10-K.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Common Stock. Our Common Stock is not listed on a publicly-traded market.  The Company is not aware of any market activity in its stock since its inception and through the date of this filing.  As of March 26, 2009, there is one holder of record of 5,000,000 shares of the Company’s common stock.  The issued and outstanding shares of the Company’s common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of Preferred Stock. The Company has not yet issued any of the Preferred Stock.

Dividend Policy

The Company has not declared or paid any cash dividends on Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no recent sales of unregistered securities during the period covered by this annual report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

            Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

In our accountant’s report for the fiscal year ended December 31, 2008, they expressed their doubt as to the Registrant’s ability to continue as a going concern.  The financial statements included in this Annual Report have been prepared assuming that the Registrant will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

Plan of Operation

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for- assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.  As of the date of this report, the Company is currently attempting to locate and enter into preliminary negotiations with a potential target company for a possible business combination.  No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

Results of Operation

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 16, 2007 (inception) to December 31, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Liquidity and Capital Resources

At December 31, 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

The Company and/or sole stockholder will supervise the search for target companies as potential candidates for a business combination. The Company and/or sole stockholder may pay as their own expenses any costs incurred in supervising the search for a target company. The Company and/or sole stockholder may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company does not have any contractual obligations nor any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Related Party Transactions

There were no related party transactions during the period covered by this annual report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	1

Balance Sheets at December 31, 2008 and 2007	2

Statement of Changes in Stockholder’s Deficit for the Period
from Date of Inception (April 16, 2007) through December 31, 2008	3

Statements of Operations for the Year Ended December 31, 2008, the Period from
Date of Inception (April 16, 2007) through December 31, 2007, and for the Period
from Date of Inception (April 16, 2007) through December 31, 2008	4

Statements of Cash Flows for the Year Ended December 31, 2008, the Period from
Date of Inception (April 16, 2007) through December 31, 2007, and for the Period
from Date of Inception (April 16, 2007) through December 31, 2008	5

Notes to Financial Statements	6-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AFH Holding VII, Inc.

We have audited the accompanying balance sheets of AFH Holding VII, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholder’s equity (deficit), and cash flows for the year ended December 31, 2008, for the period from date of inception (April 16, 2007) through December 31, 2007 and for the period from date of inception (April 16, 2007) through December 31, 2008. AFH Holding VII, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFH Holding VII, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008, for the period from date of inception (April 16, 2007) through December 31, 2007 and for the period from date of inception (April 16, 2007) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Rotenberg & Co., llp
Rochester, New York
  March 31, 2009
1

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS

December 31,	2008	2007

ASSETS	$—	$—

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Accrued Expenses	$1,000	$—
Due to Parent	1,750	—

Total Liabilities	2,750	—

Stockholder's Equity
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	1,271	1,271
Deficit Accumulated During Development Stage	(9,021)	(6,271)

Total Stockholder's Equity	(2,750)	—

Total Liabilities and Stockholder's Equity	$—	$—

2

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH DECEMBER 31, 2008

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholder's
	of Shares	Value	Capital	Stage	Deficit

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	1,271	—	1,271

Net Loss	—	—	—	(6,271)	(6,271)

Balance - December 31, 2007	5,000,000	5,000	1,271	(6,271)	—

Net Loss	—	—	—	(2,750)	(2,750)

Balance - December 31, 2008	5,000,000	$5,000	$1,271	$(9,021)	$(2,750)

3

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS

		Period From	Period From
	For the Year	Date of Inception	Date of Inception
	Ended	(April 16, 2007)	(April 16, 2007)
	December 31,	Through	Through
	2008	December 31, 2007	December 31, 2008

Revenues	$—	$—	$—

Expenses
General and Administrative	2,750	6,271	9,021

Total Expenses	$2,750	$6,271	$9,021

Net Loss	$(2,750)	$(6,271)	$(9,021)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000

4

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS

		Period From	Period From
	For the Year	Date of Inception	Date of Inception
	Ended	(April 16, 2007)	(April 16, 2007)
	December 31,	Through	Through
	2008	December 31, 2007	December 31, 2008

Cash Flows from Operating Activities

Net Loss	$(2,750)	$(6,271)	$(9,021)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	5,000	5,000
Contributed Capital for Services	—	1,271	1,271

Changes in Assets and Liabilities:
Accrued Expenses	1,000	—	1,000

Net Cash Flows from Operating Activities	(1,750)	—	(1,750)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	1,750	—	1,750

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Year	—	—	—

Cash and Cash Equivalents - End of Year	$—	$—	$—

Cash Paid During the Year for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

5

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note A -	The Company

AFH Holding VII, Inc., a development stage company (the “Company”), was incorporated under the laws of the State of Delaware on April 16, 2007.  The Company is 100% owned by AFH Holding & Advisory, LLC.  The financial statements presented represent only those transactions of AFH Holding VII, Inc.  The Company is looking to acquire an existing company or acquire the technology to begin operations.

As a blank check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company is not conducting negotiations with any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Since inception, the Company has been engaged in organizational efforts.

Note B -	Summary of Significant Accounting Policies
Method of Accounting
The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

Development Stage

The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its services.  The Company prepares its financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.”

- continued -

6

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note B -	Summary of Significant Accounting Policies – continued
Loss Per Common Share

Loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” by dividing income (loss) available to common stockholders by weighted average number of common shares outstanding for each period.  Diluted earnings per share includes the dilutive effect of any stock options or warrants, if any.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results can differ from those estimates.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.

Financial Instruments

The Company’s financial instruments consist of due to parent. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

Recent Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

7

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note C -	Equity Securities

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

No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock or any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

Note D -	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $9,021 at December 31, 2008.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note E -	Due to Parent
Due to parent represents cash advances from AFH Holding & Advisory LLC. AFH Holding & Advisory LLC is the sole shareholder of the Company. There are no repayment terms.

8

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Registrant’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Registrant’s management concluded, as of the end of the period covered by this report, that the Registrant’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. The Registrant’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Registrant’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Registrant’s assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Registrant’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Registrant’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

•
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual, Amir F. Heshmatpour, fulfilling the role of our principal executive officer and principal financial/accounting officer. While this control deficiency did not result in any audit adjustments to our 2007 or 2008 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is, upon consummation of a merger with a private operating company, to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our current director and executive officer:

Name, Address	Position Held	Age
Amir F. Heshmatpour 9595 Wilshire Boulevard, Suite 900 Beverly Hills, California 90212	President, Secretary and Director	42

Business Experience

The following is a brief account of the education and business experience of the current director and executive officer during at least the past five years, indicating the person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Amir F. Heshmatpour - President, Secretary and Director

Mr. Amir Heshmatpour is the Founder and Managing Director of AFH Holding & Advisory LLC, an integrated advisory and consulting firm serving U.S. and international clients who seek strategic counsel and sophisticated access to global capital markets. Since founding the Company in 2003, he has led AFH through numerous successful transactions both in the United States and China.

Prior to founding AFH, Amir Heshmatpour was the Chairman and Chief Executive Officer of Metrophone Telecommunications, Inc., a company he began in 1994 with $ 30,000. At the age of 24, Amir Heshmatpour completed his first reverse merger between Metrophone and Datawave Communications, a prepaid telephone card company, which was affiliated with AT&T.

Over the next ten years, Amir Heshmatpour spearheaded Metrophone’s growth, leading it through a total of 17 acquisitions and growing the business to over $100 million in revenue. Metrophone was twice named among the 100 fastest growing companies in the Northwest and by 2003 the company operated in 34 states and was ranked among the top 10 public service providers in the U.S.

Mr. Amir Heshmatpour was recognized as "Businessman of the Year" by the National Republican Congressional Committee in 2003 and served as Head of the Republican Congressional Business Advisory for the year. Together with his family, he founded Holding Hands Pediatric Therapy & Diagnostics, an organization serving children with special needs and their families. He has served on the Board of "Young Life", a teen-mentoring organization and currently serves on the board of the California Council on Economic Education (CCEE), an organization promoting financial and economic literacy. Amir Heshmatpour received a Bachelor of Arts from Pennsylvania State University in 1988.

Significant Employees

As of the date of this annual report on Form 10-K, the Company does not have any significant employees.

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

 Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons, or any proposed directors, has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

3.
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

 The Board of Directors and Committees

Our board of directors does not maintain a separate audit, nominating or compensation committee.  Functions customarily performed by such committees are performed by its board of directors as a whole.  We are not required to maintain such committees under the applicable rules of the Over-the-Counter Bulletin Board.  We do not currently have an “audit committee financial expert” since we currently do not have an audit committee in place.

We do not currently have a process for security holders to send communications to the Board.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC.  During the fiscal year ended December 31, 2008, based solely on a review of such materials as are required by the SEC, no Reporting Persons failed to timely file with the SEC any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have not adopted such a code of ethics because management has determined that this would be premature considering the status of the Company’s business at this time, and all of management's efforts have been directed to pursuing business opportunities for the Company. The board of directors may adopt a code of ethics at a later date.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The Company's sole officer and director does not receive any compensation for his services rendered to the Company, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. The Company's sole officer and director intends to devote no more than a few hours a week to our affairs.

It is possible that, after the Company successfully consummates a business combination with another entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

There are no employment agreements or arrangements, whether written or unwritten, with our officer and director. No retirement, pension, profit sharing, defined contribution stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Director Compensation

We currently do not pay any cash fees to our sole director, nor do we pay his expenses in attending board meetings.

Grants of Plan-Based Awards

We did not pay any plan-based awards to our sole officer and director during our fiscal year-ended December 31, 2008.

Outstanding Equity Awards

There were no unexercised options, stock that has not vested, or equity incentive plan awards for our sole officer and director outstanding as of December 31, 2008.

Option Exercises and Stock Vested

There were no exercises of stock options, stock appreciation rights, or similar instruments, and no vesting of stock, including restricted stock, restricted stock units and similar instruments, during the last completed fiscal year for our sole officer and director.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We currently have no defined contribution or other plans that provide for the deferral of compensation to our sole officer and director on a basis that is not tax-qualified.

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

Employment Agreements

            The Company is not a party to any employment agreements.

Indemnification of Officers and Directors

             Section 145 of the Delaware General Corporation Law authorizes a court to award, or a corporation’s board of directors to grant, indemnity to directors and officers in terms sufficiently broad to permit indemnification for liabilities, including reimbursement for expenses incurred, arising under the Securities Act. This indemnification may, however, be unenforceable as against public policy.

             As permitted by Delaware law, our certificate of incorporation includes a provision that eliminates the personal liability of its directors for monetary damages for breach of fiduciary duty as a director, except for liability:
•	for any breach of the director’s duty of loyalty to us or our stockholders;

•	for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

•	under Section 174 of the Delaware law regarding unlawful dividends and stock purchases; or

•	for any transaction from which the director derived an improper personal benefit.

As permitted by Delaware law, our certificate of incorporation and our bylaws provide that:

•
we are required to indemnify our directors and officers to the fullest extent permitted by Delaware law, so long as such person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of our Company, and with respect to any criminal action or proceeding, had no reasonable cause to believe the person’s conduct was unlawful;

•
we are permitted to indemnify our other employees to the extent that we indemnify our officers and directors, unless otherwise required by law, our amended and restated certificate of incorporation, our amended and restated bylaws or other agreements; and

•	the rights conferred in our bylaws are not exclusive.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of our common shares owned beneficially as of December 31, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our company's voting securities; (ii) each of our directors and named executive officers; and (iii) our officers and directors as a group.  Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)		Percent of Class
AFH Holding and Advisory, LLC(2) 9595 Wilshire Boulevard, Suite 900 Beverly Hills, California 90212	5,000,000		100%

Amir F. Heshmatpour(3) 9595 Wilshire Boulevard, Suite 900 Beverly Hills, California 90212	5,000,000	(4)	100%

All Officers, Directors and persons owning more than 5% as a Group	5,000,000		100%

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

(2)	Mr. Heshmatpour, the Managing Member of AFH Advisory, has investment and voting control over the shares owned by AFH Advisory, and therefore may be deemed to be a beneficial owner thereof.

(3)	Mr. Heshmatpour is the Company’s President, Secretary and sole director.

(4)
Represents shares of the Company’s common stock owned by AFH Advisory.  As Managing Member of AFH Advisory, Mr. Heshmatpour may be deemed the beneficial owner of these shares of the Company’s common stock.

Securities Authorized for Issuance Under Equity Compensation Plans or Individual Compensation Arrangements

As of December 31, 2008, there are no compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company utilizes the office space and equipment of its sole officer and director at no cost.  Management estimates such costs to be immaterial.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

We do not believe that our current director is considered “independent” as the term is used in Item 407(a)(1) of Regulation S-K under the Exchange Act and as defined under Rule 4200(a)(15) of the National Association of Securities Dealers listing standards. However, we are not currently subject to any law, rule or regulation, however, requiring that all or any portion of our board of directors include "independent" directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

 Rotenberg & Co., LLP has served as our independent registered public accounting firm since our inception on April 16, 2007. The following table shows the fees that were billed for the audit and other services provided by this firm for the 2007 and 2008 fiscal years:

	December 31, 2008	December 31, 2007
(i) Audit Fees	$2750	$3,271
(ii) Audit Related Fees	-	-
(iii) Tax Fees	-	-
(iv) All Other Fees	-	-

Total fees	$2750	$3,271

 Audit Fees.  This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

 Audit-Related Fees.  This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

 Tax Fees. This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

 All Other Fees.  This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures. Prior to engaging its accountants to perform particular services, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedure.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

The following consolidated financial statements of AFH Holding VII, Inc. are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2008 and 2007

Statement of Changes in Stockholder’s Deficit for the Period from Date of Inception (April 16, 2007) through December 31, 2008

Statements of Operations for the Year Ended December 31, 2008, the Period from Date of Inception (April 16, 2007) through December 31, 2007, and for the Period from Date of Inception (April 16, 2007) through December 31, 2008

Statements of Cash Flows for the Year Ended December 31, 2008, the Period from Date of Inception (April 16, 2007) through December 31, 2007, and for the Period from Date of Inception (April 16, 2007) through December 31, 2008

Notes to Financial Statements

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)  Exhibits

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on April 16, 2007 (1)

3.2	By-Laws (1)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302*

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002*

* Filed Herewith

(1) Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on November 28, 2007, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2009.

AFH HOLDING VII, INC.

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour President