Form 10-K
period 2009-12-31
AFH HOLDING VII, INC.
filed 2010-03-31
CIK 1419067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number:000-52939

AFH Holding VII, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-1365483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9595 Wilshire Blvd, Suite 700
Beverly Hills, CA 90212	(310) 492-9898
(Address of principal executive offices, including zip code)	(Issuer’s telephone number)

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

The aggregate market value of the issuer’s common stock held by non-affiliates, as of March 31, 2009, computed by reference to the price at which the common equity was sold, was $0.  As of March 31, 2009, there were 5,000,000 shares of the issuer's common stock outstanding, with a par value of $0.001 per share.

Documents incorporated by reference:     None

AFH HOLDING VII, INC.
FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2009

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

Corporate Information

Our principal executive offices are located at 9595 Wilshire Blvd, Suite 700, Beverly Hills, CA 90212.  Our corporate telephone number is (310) 492-9898.

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

Since April 16, 2007 (inception) through December 31, 2009, we have incurred a net loss of $12,748. We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

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

Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of Common Stock and a maximum of 20,000,000 shares of preferred stock the “Preferred Stock”), par value $.001 per share. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our current stockholder. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholder will occur and the rights of the holder of Common Stock might be materially and adversely affected.

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

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Common Stock. Our Common Stock is not listed on a publicly-traded market.  The Company is not aware of any market activity in its stock since its inception and through the date of this filing.  As of March 31, 2009, there is one holder of record of 5,000,000 shares of the Company’s common stock.  The issued and outstanding shares of the Company’s common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

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

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

In our accountant’s report for the fiscal year ended December 31, 2009, they expressed their doubt as to the Registrant’s ability to continue as a going concern.  The financial statements included in this Annual Report have been prepared assuming that the Registrant will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

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

Results of Operation

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 16, 2007 (inception) to December 31, 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Liquidity and Capital Resources

At December 31, 2009, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
DECEMBER 31, 2009

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets at December 31, 2009 and 2008	F-2

Statements of Changes in Stockholder's Deficit for the Period from Date of Inception (April 16, 2007) through December 31, 2009	F-3

Statements of Operations for the Years Ended December 31, 2009 and 2008, and for the Period from Date of Inception (April 16, 2007) through December 31, 2009	F-4

Statements of Cash Flows for the Year Ended December 31, 2009 and 2008, and for the Period from Date of Inception (April 16, 2007) through December 31, 2009	F-5

Notes to Financial Statements	F-6 – F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AFH Holding VII, Inc.
9595 Wilshire Blvd
Suite 700
Beverly Hills, CA 90212

As successor by merger, effective October 1, 2009, to the registered public accounting firm Rotenberg & Co., LLP, we have audited the accompanying balance sheets of AFH Holding VII, Inc. ("the Entity") as of December 31, 2009 and 2008, and the related statements of operations, stockholder's deficit, and cash flows for each of the years in the two-year period ended December 31, 2009 and the period from inception through December 31, 2009. AFH Holding VII, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Entity is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company?s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFH Holding VII, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 and the period from inception through December 31, 2009 in conformity with U.S. Generally Accepted Accounting Principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Entity's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EFP Rotenberg, LLP
Rochester, New York
March 31, 2010

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS

December 31,	2009	2008

ASSETS	$—	$—

LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities
Accrued Expenses	$4,727	$1,000
Due to Parent	1,750	1,750

Total Liabilities	6,477	2,750

Stockholder's Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	1,271	1,271
Deficit Accumulated During Development Stage	(12,748)	(9,021)

Total Stockholder's Deficit	(6,477)	(2,750)

Total Liabilities and Stockholder's Deficit	$—	$—

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH DECEMBER 31, 2009

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholder's
	of Shares	Value	Capital	Stage	Deficit

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	1,271	—	1,271

Net Loss	—	—	—	(6,271)	(6,271)

Balance - December 31, 2007	5,000,000	5,000	1,271	(6,271)	—

Net Loss	—	—	—	(2,750)	(2,750)

Balance - December 31, 2008	5,000,000	5,000	1,271	(9,021)	(2,750)

Net Loss	—	—	—	(3,727)	(3,727)

Balance - December 31, 2009	5,000,000	$5,000	$1,271	$(12,748)	$(6,477)

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS

			Period From
			Date of Inception
	For the Years Ended		(April 16, 2007)
	December 31,		Through
	2009	2008	December 31, 2009

Revenues	$—	$—	$—

Expenses
General and Administrative	3,637	2,750	12,658
Interest	15	—	15

Total Expenses	3,652	2,750	12,673

Net Loss for the Period Before Taxes	(3,652)	(2,750)	(12,673)

Franchise Tax	75	—	75

Net Loss for the Period After Taxes	(3,727)	(2,750)	(12,748)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS

			Period From
			Date of Inception
	For the Years Ended		(April 16, 2007)
	December 31,		Through
	2009	2008	December 31, 2009

Cash Flows from Operating Activities

Net Loss	$(3,727)	$(2,750)	$(12,748)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	1,271

Changes in Assets and Liabilities:
Accrued Expenses	3,727	1,000	4,727

Net Cash Flows from Operating Activities	—	(1,750)	(1,750)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	—	1,750	1,750

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Franchise Tax	$—	$—	$—

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note A -	The Company

AFH Holding VII, Inc., a development stage company (the “Company”), was incorporated under the laws of the State of Delaware on April 16, 2007.  The Company is 100% owned by AFH Holding & Advisory, LLC (the “Parent”).  The financial statements presented represent only those transactions of AFH Holding VII, Inc.  The Company is looking to acquire an existing company or acquire the technology to begin operations.

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

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts.

- continued -

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note B -	Summary of Significant Accounting Policies – continued
Loss Per Common Share

Loss per common share is computed in accordance with FASB ASC 260-10 (prior authoritative literature, FAS No. 128 “Earnings Per Share”) by dividing income (loss) available to common stockholders by weighted average number of common shares outstanding for each period.  The calculations of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results can differ from those estimates.

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

Financial Instruments

The Company’s financial instruments consist of cash and due to parent. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

Recent Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $12,748 at December 31, 2009.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note E -	Due to Parent
Due to parent represents cash advances from AFH Holding & Advisory LLC. AFH Holding & Advisory LLC is the majority shareholder of the Company. There are no repayment terms.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A(T).   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s sole officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

The management of AFH Holding VII, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These internal controls include policies and procedures that:

•  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

•  Provide reasonable assurance that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

•  Provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that would have a material impact on financial statements will be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2009, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our current director and executive officer:

Name, Address	Position Held	Age
Amir F. Heshmatpour 9595 Wilshire Boulevard, Suite 700 Beverly Hills, California 90212	President, Secretary and Director	43
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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC.  During the fiscal year ended December 31, 2009, based solely on a review of such materials as are required by the SEC, no Reporting Persons failed to timely file with the SEC any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act.

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

Grants of Plan-Based Awards

We did not pay any plan-based awards to our sole officer and director during our fiscal year-ended December 31, 2009.

Outstanding Equity Awards

There were no unexercised options, stock that has not vested, or equity incentive plan awards for our sole officer and director outstanding as of December 31, 2009.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of our common shares owned beneficially as of December 31, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our company's voting securities; (ii) each of our directors and named executive officers; and (iii) our officers and directors as a group.  Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)		Percent of Class
AFH Holding and Advisory, LLC(2) 9595 Wilshire Boulevard, Suite 700 Beverly Hills, California 90212	5,000,000		100%

Amir F. Heshmatpour(3) 9595 Wilshire Boulevard, Suite 700 Beverly Hills, California 90212	5,000,000	(4)	100%

All Officers, Directors and persons owning more than 5% as a Group	5,000,000		100%

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

Securities Authorized for Issuance Under Equity Compensation Plans or Individual Compensation Arrangements

As of December 31, 2009, there are no compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

EFP Rotenberg, LLP, as successor by merger to Rotenberg & Co., LLP, has served as our independent registered public accounting firm since our inception on April 16, 2007. The following table shows the fees that were billed for the audit and other services provided by this firm for the 2008 and 2009 fiscal years:

	December 31, 2009	December 31, 2008
(i) Audit Fees	$2,750	$2,750
(ii) Audit Related Fees	-	-
(iii) Tax Fees	-	-
(iv) All Other Fees	-	-

Total fees	$2,750	$2,750

Audit Fees.  This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of our annual and interim financial statements.

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

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

The following consolidated financial statements of AFH Holding VII, Inc. are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2009 and 2008

Statements of Changes in Stockholder’s Deficit for the Period from Date of Inception (April 16, 2007) through December 31, 2009

Statements of Operations for the Years Ended December 31, 2009 and 2008, and for the Period from Date of Inception (April 16, 2007) through December 31, 2009

Statements of Cash Flows for the Years Ended December 31, 2009 and 2008, and for the Period from Date of Inception (April 16, 2007) through December 31, 2009

Notes to Financial Statements

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on April 16, 2007 (1)

3.2	By-Laws (1)

31.1	Certification by Chief Executive and Financial Officer pursuant to Sarbanes-Oxley Section 302*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002*

* Filed Herewith

(1) Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on November 28, 2007, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2010.

AFH HOLDING VII, INC.

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour President