Form 10-Q
period 2010-03-31
AFH HOLDING VII, INC.
filed 2010-05-17
CIK 1419067

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
☒ Yes ☐ No
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
☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 17, 2010:  5,000,000 shares of common stock.

PART I – FINANCIAL INFORMATION

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
MARCH 31, 2010

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

	BALANCE SHEETS

		(Unaudited)
		March 31,	December 31,
		2010	2009

	ASSETS	$—	$—

	LIABILITIES AND STOCKHOLDERS' DEFICIT

	Liabilities
	Accrued Expenses	$1,462	$4,727
	Due to Parent	6,477	1,750

	Total Liabilities	7,939	6,477

	Stockholders' Deficit
Preferred Stock:	$.001 Par; 20,000,000 Shares Authorized,
	-0- Issued and Outstanding	—	—
Common Stock:	$.001 Par; 100,000,000 Shares Authorized;
	5,000,000 Issued and Outstanding	5,000	5,000
	Additional Paid-In-Capital	1,271	1,271
	Deficit Accumulated During Development Stage	(14,210)	(12,748)

	Total Stockholders' Deficit	(7,939)	(6,477)

	Total Liabilities and Stockholders' Deficit	$—	$—

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH MARCH 31, 2010 (UNAUDITED)

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholder's
	of Shares	Value	Capital	Stage	Deficit

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	1,271	—	1,271

Net Loss	—	—	—	(6,271)	(6,271)

Balance - December 31, 2007	5,000,000	5,000	1,271	(6,271)	—

Net Loss	—	—	—	(2,750)	(2,750)

Balance - December 31, 2008	5,000,000	5,000	1,271	(9,021)	(2,750)

Net Loss	—	—	—	(3,727)	(3,727)

Balance - December 31, 2009	5,000,000	5,000	1,271	(12,748)	(6,477)

Net Loss	—	—	—	(1,462)	(1,462)

Balance - March 31, 2010	5,000,000	$5,000	$1,271	$(14,210)	$(7,939)

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS (UNAUDITED)

			Period From
			Date of Inception
	For the Three Months Ended		(April 16, 2007)
	March 31,		Through
	2010	2009	March 31, 2010

Revenues	$—	$—	$—

Expenses
General and Administrative	1,387	1,250	14,045
Interest	—	—	15

Total Expenses	1,387	1,250	14,060

Net Loss for the Period Before Taxes	(1,387)	(1,250)	(14,060)

Franchise Tax	75	—	150

Net Loss for the Period After Taxes	(1,462)	(1,250)	(14,210)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period From
			Date of Inception
	For the Three Monthss Ended		(April 16, 2007)
	March 31,		Through
	2010	2009	March 31, 2010

Cash Flows from Operating Activities

Net Loss	$(1,462)	$(1,250)	$(14,210)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	1,271

Changes in Assets and Liabilities:
Accrued Expenses	(3,265)	1,250	1,462

Net Cash Flows from Operating Activities	(4,727)	—	(6,477)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	4,727	—	6,477

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Franchise Tax	$—	$—	$—

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $14,210 at March 31, 2010.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note E -	Due to Parent
Due to parent represents cash advances from AFH Holding & Advisory LLC. AFH Holding & Advisory LLC is related to the Company through common ownership. There are no repayment terms.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 16, 2007 (inception) to March 31, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, taxes and other professional service fees.

Liquidity and Capital Resources

At March 31, 2010, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 3.	Quantitative and qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the three months ended March 31, 2010, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: May 17, 2010

AFH HOLDING VII, INC.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour, President