Form 10-Q
period 2010-09-30
AFH HOLDING VII, INC.
filed 2010-11-15
CIK 1419067

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2010:  5,000,000 shares of common stock.

AFH HOLDING VII, Inc.
- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets at September 30, 2010 (Unaudited) and December 31, 2009	F-1

	Statements of Changes in Stockholder’s Deficit for the Period from Date of Inception (April 16, 2007) through September 30, 2010 (Unaudited)	F-2

	Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 and for the Cumulative Period from April 16, 2007 (Inception) to September 30, 2010 (Unaudited)	F-3

	Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 and for the Cumulative Period from April 16, 2007 (Inception) to September 30, 2010 (Unaudited)	F-4

	Notes to Financial Statements	F-5 - F-7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	2

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	3

Item 4.	Controls and Procedures	3

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	4

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3.	Defaults Upon Senior Securities	4

Item 4.	Submission of Matters to a Vote of Security Holders	4

Item 5.	Other Information	4

Item 6.	Exhibits	4

Signatures		5

Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2010

Index

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

TABLE OF CONTENTS

Balance Sheets at September 30, 2010 (Unaudited) and December 31, 2009	F-1

Statement of Changes in Stockholder’s Deficit for the Period from Date of Inception (April 16, 2007) through September 30, 2010 (Unaudited)	F-2

Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 and for the Period from Date of Inception (April 16, 2007) through September 30, 2010 (Unaudited)	F-3

Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 and for the Period from Date of Inception (April 16, 2007) through September 30, 2010 (Unaudited)	F-4

Notes to Financial Statements	F-5 - F-7

Index

	AFH HOLDING VII, INC.
	(A DEVELOPMENT STAGE COMPANY)
	(A DELAWARE CORPORATION)
	Beverly Hills, CA

	BALANCE SHEETS

		(Unaudited)
		September 30,	December 31,
		2010	2009

	ASSETS	$—	$—

	LIABILITIES AND STOCKHOLDER'S DEFICIT

	Liabilities
	Accrued Expenses	$775	$4,727
	Due to Parent	8,652	1,750

	Total Liabilities	9,427	6,477

	Stockholder's Deficit
Preferred Stock:	$.001 Par; 20,000,000 Shares Authorized,
	-0- Issued and Outstanding	—	—
Common Stock:	$.001 Par; 100,000,000 Shares Authorized;
	5,000,000 Issued and Outstanding	5,000	5,000
	Additional Paid-In-Capital	1,271	1,271
	Deficit Accumulated During Development Stage	(15,698)	(12,748)

	Total Stockholder's Deficit	(9,427)	(6,477)

	Total Liabilities and Stockholder's Deficit	$—	$—

Index

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH SEPTEMBER 30, 2010 - UNAUDITED

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholder's
	of Shares	Value	Capital	Stage	Deficit

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	1,271	—	1,271

Net Loss	—	—	—	(6,271)	(6,271)

Balance - December 31, 2007	5,000,000	5,000	1,271	(6,271)	—

Net Loss	—	—	—	(2,750)	(2,750)

Balance - December 31, 2008	5,000,000	5,000	1,271	(9,021)	(2,750)

Net Loss	—	—	—	(3,727)	(3,727)

Balance - December 31, 2009	5,000,000	5,000	1,271	(12,748)	(6,477)

Net Loss for the Period	—	—	—	(2,950)	(2,950)

Balance - September 30, 2010	5,000,000	$5,000	$1,271	$(15,698)	$(9,427)

Index

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS - UNAUDITED

					Period From
					Date of Inception
	For the Nine Months Ended		For the Three Months Ended		(April 16, 2007)
	September 30,		September 30,		Through
	2010	2009	2010	2009	September 30, 2010

Revenues	$—	$—	$—	$—	$—

Expenses
General and Administrative	2,875	2,375	775	625	15,533
Interest	—	15	—	15	15

Total Expenses	$2,875	$2,390	$775	$640	$15,548

Net Loss for the Period Before Taxes	$(2,875)	$(2,390)	$(775)	$(640)	$(15,548)

Franchise Tax	$75	$75	$—	$75	$150

Net Loss for the Period After Taxes	$(2,950)	$(2,465)	$(775)	$(715)	$(15,698)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

Index

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
	For the Nine Months Ended		(April 16, 2007)
	September 30,		Through
	2010	2009	September 30, 2010

Cash Flows from Operating Activities

Net Loss	$(2,950)	$(2,465)	$(15,698)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	1,271

Changes in Assets and Liabilities:
Accrued Expenses	(3,952)	2,465	775

Net Cash Flows from Operating Activities	(6,902)	—	(8,652)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	6,902	—	8,652

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Franchise Tax	$—	$—	$—

Index

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

− continued –

Index

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

Index

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
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $15,698 at September 30, 2010.

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

Index

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

Index

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 16, 2007 (inception) to September 30, 2010. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, taxes and other professional service fees.

Liquidity and Capital Resources

At September 30, 2010, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Index

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the three months ended September 30, 2010, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

31.1	Certification by Chief Executive and Financial Officer pursuant to Sarbanes-Oxley Section 302*

31.2	Certification by Chief Executive and Financial Officer pursuant to Sarbanes-Oxley Section 302*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002*

* Filed Herewith

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: November 15, 2010

AFH HOLDING VII, INC.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour, President