Form 10-K
period 2010-12-31
AFH HOLDING VII, INC.
filed 2011-03-31
CIK 1419067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

As of March 31, 2011, there were 5,000,000 shares of the issuer's common stock outstanding.

Documents incorporated by reference:     None

AFH HOLDING VII, INC.
FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2010

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto and other documents we file from time to time with the Securities and Exchange Commission. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

ITEM 1A.   RISK FACTORS

As a smaller reporting company we are not required to provide risk factors.

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

ITEM 4.   RESERVED

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Common Stock. Our Common Stock is not listed on a publicly-traded market.  The Company is not aware of any market activity in its stock since its inception and through the date of this filing.  As of March 31, 2011, there is one holder of record of 5,000,000 shares of the Company’s common stock.  The issued and outstanding shares of the Company’s common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

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

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

In our accountant’s report for the fiscal year ended December 31, 2010, they expressed their doubt as to the Registrant’s ability to continue as a going concern.  The financial statements included in this Annual Report have been prepared assuming that the Registrant will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

Results of Operation

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 16, 2007 (inception) to December 31, 2010. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Liquidity and Capital Resources

At December 31, 2010, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more internet or web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
DECEMBER 31, 2010

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets at December 31, 2010 and 2009	F-2

Statements of Changes in Stockholders' Deficit for the Period from Date of Inception (April 16, 2007) through December 31, 2010	F-3

Statements of Operations for the Years Ended December 31, 2010 and 2009, and for the Period from Date of Inception (April 16, 2007) through December 31, 2010	F-4

Statements of Cash Flows for the Year Ended December 31, 2010 and 2009, and for the Period from Date of Inception (April 16, 2007) through December 31, 2010	F-5

Notes to Financial Statements	F-6 - F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AFH Holding VII, Inc.
9595 Wilshire Blvd
Suite 700
Beverly Hills, CA 90212

We have audited the accompanying balance sheets of AFH Holding VII, Inc. as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from date of inception (April 16, 2007) through December 31, 2010. AFH Holding VII, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFH Holding VII, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from date of inception (April 16, 2007) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EFP Rotenberg

EFP Rotenberg, LLP
Rochester, New York
March 31, 2011

	AFH HOLDING VII, INC.
	(A DEVELOPMENT STAGE COMPANY)
	(A DELAWARE CORPORATION)
	Beverly Hills, CA

	BALANCE SHEETS

	December 31,	2010	2009

	ASSETS	$—	$—

	LIABILITIES AND STOCKHOLDERS' DEFICIT

	Liabilities
	Accrued Expenses	$8,383	$4,727
	Due to Parent	1,750	1,750

	Total Liabilities	10,133	6,477

	Stockholders' Deficit
Preferred Stock:	$.001 Par; 20,000,000 Shares Authorized,
	-0- Issued and Outstanding	—	—
Common Stock:	$.001 Par; 100,000,000 Shares Authorized;
	5,000,000 Issued and Outstanding	5,000	5,000
	Additional Paid-In-Capital	1,271	1,271
	Deficit Accumulated During Development Stage	(16,404)	(12,748)

	Total Stockholders' Deficit	(10,133)	(6,477)

	Total Liabilities and Stockholders' Deficit	$—	$—

The accompanying notes are an integral part of these financial statements.

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH DECEMBER 31, 2010

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholder's
	of Shares	Value	Capital	Stage	Deficit

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	1,271	—	1,271

Net Loss	—	—	—	(6,271)	(6,271)

Balance - December 31, 2007	5,000,000	5,000	1,271	(6,271)	—

Net Loss	—	—	—	(2,750)	(2,750)

Balance - December 31, 2008	5,000,000	5,000	1,271	(9,021)	(2,750)

Net Loss	—	—	—	(3,727)	(3,727)

Balance - December 31, 2009	5,000,000	5,000	1,271	(12,748)	(6,477)

Net Loss	—	—	—	(3,656)	(3,656)

Balance - December 31, 2010	5,000,000	$5,000	$1,271	$(16,404)	$(10,133)

The accompanying notes are an integral part of these financial statements.

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS

			Period From
			Date of Inception
	For the Years Ended		(April 16, 2007)
	December 31,		Through
	2010	2009	December 31, 2010

Revenues	$—	$—	$—

Expenses
General and Administrative	3,581	3,637	16,239
Interest	—	15	15

Total Expenses	3,581	3,652	16,259

Net Loss for the Period Before Taxes	(3,581)	(3,652)	(16,259)

Franchise Tax	75	75	150

Net Loss for the Period After Taxes	(3,656)	(3,727)	(16,404)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS

			Period From
			Date of Inception
	For the Years Ended		(April 16, 2007)
	December 31,		Through
	2010	2009	December 31, 2010

Cash Flows from Operating Activities

Net Loss	$(3,656)	$(3,727)	$(16,404)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	1,271

Changes in Assets and Liabilities:
Accrued Expenses	3,656	3,727	8,383

Net Cash Flows from Operating Activities	—	—	1,750

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	—	—	1,750

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Franchise Tax	$—	$—	$—

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

Development Stage

The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its services.  The Company prepares its financial statements in accordance with the requirements of FASB ASC 915.

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
Loss Per Common Share

Loss per common share is computed in accordance with FASB ASC 260-10 by dividing loss to common stockholders by weighted average number of common shares outstanding for each period.  The calculations of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is anti-dilutive.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reportedrecurring losses from operations.  As a result, there is an accumulated deficit of $16,404 at December 31, 2010.

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

ITEM 9A.   CONTROLS AND PROCEDURES

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm because we are a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2010 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our current director and executive officer:

Name, Address	Position Held	Age
Amir F. Heshmatpour 9595 Wilshire Boulevard, Suite 700 Beverly Hills, California 90212	President, Secretary and Director	44

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

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceeding and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

 The Board of Directors and Committees

Our board of directors does not maintain a separate audit, nominating or compensation committee.  Functions customarily performed by such committees are performed by our board of directors as a whole.

We do not currently have a process for security holders to send communications to the Board.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC.  During the fiscal year ended December 31, 2010, based solely on a review of such materials as are required by the SEC, no Reporting Persons failed to timely file with the SEC any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act.

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

Grants of Plan-Based Awards

We did not pay any plan-based awards to our sole officer and director during our fiscal year-ended December 31, 2010.

Outstanding Equity Awards

There were no unexercised options, stock that has not vested, or equity incentive plan awards for our sole officer and director outstanding as of December 31, 2010.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of our common shares owned beneficially as of December 31, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our company's voting securities; (ii) each of our directors and named executive officers; and (iii) our officers and directors as a group.  Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Beneficial Ownership(1)		Percent of Class
AFH Holding and Advisory, LLC(2) 9595 Wilshire Boulevard, Suite 700 Beverly Hills, California 90212	5,000,000		100%

Amir F. Heshmatpour(3) 9595 Wilshire Boulevard, Suite 700 Beverly Hills, California 90212	5,000,000	(4)	100%

All Officers, Directors and persons owning more than 5% as a Group	5,000,000		100%

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

Director Independence

We do not believe that our current director is considered “independent” as the term is used in Item 407(a)(1) of Regulation S-K under the Exchange Act and as defined under Rule 4200(a)(15) of the National Association of Securities Dealers listing standards. However, we are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

EFP Rotenberg, LLP, has served as our independent registered public accounting firm since our inception on April 16, 2007. The following table shows the fees that were billed for the audit and other services provided by this firm for the 2010 and 2009 fiscal years:

	December 31, 2010	December 31, 2009
(i) Audit Fees	$2,500	$2,750
(ii) Audit Related Fees	-	-
(iii) Tax Fees	-	-
(iv) All Other Fees	-	-

Total fees	$2,500	$2,750

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

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

The following consolidated financial statements of AFH Holding VII, Inc. are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2010 and 2009

Statements of Changes in Stockholder’s Deficit for the Period from Date of Inception (April 16, 2007) through December 31, 2010

Statements of Operations for the Years Ended December 31, 2010 and 2009, and for the Period from Date of Inception (April 16, 2007) through December 31, 2010

Statements of Cash Flows for the Years Ended December 31, 2010 and 2009, and for the Period from Date of Inception (April 16, 2007) through December 31, 2010

Notes to Financial Statements

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2011.

AFH HOLDING VII, INC.

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour President