Form 10-Q
period 2011-03-31
AFH HOLDING VII, INC.
filed 2011-05-16
CIK 1419067

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
o Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 16, 2011: 5,000,000 shares of common stock.

PART I – FINANCIAL INFORMATION

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
MARCH 31, 2011

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

TABLE OF CONTENTS

Balance Sheets at March 31, 2011 (Unaudited) and December 31, 2010	F-1

Statements of Changes in Stockholders’ Deficit for the Period
from Date of Inception (April 16, 2007) through March 31, 2011 (Unaudited)	F-2

Statements of Operations for the Three Months Ended March 31, 2011
and 2010 and for the Period from Date of Inception (April 16, 2007)
through March 31, 2011 (Unaudited)	F-3

Statements of Cash Flows for the Three Months Ended March 31, 2011
and 2010 and for the Period from Date of Inception (April 16, 2007)
through March 31, 2011 (Unaudited)	F-4

Notes to Financial Statements	F-5 - F-7

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2011	2010

ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accrued Expenses	$1,989	$8,383
Due to Parent	10,133	1,750

Total Liabilities	12,122	10,133

Stockholders' Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	1,271	1,271
Deficit Accumulated During Development Stage	(18,393)	(16,404)

Total Stockholders' Deficit	(12,122)	(10,133)

Total Liabilities and Stockholders' Deficit	$—	$—

The accompanying notes are an integral part of these financial statements.

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH MARCH 31, 2011 (UNAUDITED)

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholder's
	of Shares	Value	Capital	Stage	Deficit

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	1,271	—	1,271

Net Loss	—	—	—	(6,271)	(6,271)

Balance - December 31, 2007	5,000,000	5,000	1,271	(6,271)	—

Net Loss	—	—	—	(2,750)	(2,750)

Balance - December 31, 2008	5,000,000	5,000	1,271	(9,021)	(2,750)

Net Loss	—	—	—	(3,727)	(3,727)

Balance - December 31, 2009	5,000,000	5,000	1,271	(12,748)	(6,477)

Net Loss	—	—	—	(3,656)	(3,656)

Balance - December 31, 2010	5,000,000	5,000	1,271	(16,404)	(10,133)

Net Loss	—	—	—	(1,989)	(1,989)

Balance - March 31, 2011	5,000,000	$5,000	$1,271	$(18,393)	$(12,122)

The accompanying notes are an integral part of these financial statements.

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS (UNAUDITED)

			Period From
			Date of Inception
	For the Three Months Ended		(April 16, 2007)
	March 31,		Through
	2011	2010	March 31, 2011

Revenues	$—	$—	$—

Expenses
General and Administrative	1,639	1,387	17,878
Interest	—	—	15

Total Expenses	1,639	1,387	17,893

Net Loss for the Period Before Taxes	(1,639)	(1,387)	(17,893)

Franchise Tax	350	75	500

Net Loss for the Period After Taxes	(1,989)	(1,462)	(18,393)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period From
			Date of Inception
	For the Three Monthss Ended		(April 16, 2007)
	March 31,		Through
	2011	2010	March 31, 2011

Cash Flows from Operating Activities

Net Loss	$(1,989)	$(1,462)	$(18,393)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	1,271

Changes in Assets and Liabilities:
Accrued Expenses	(6,394)	(3,265)	1,989

Net Cash Flows from Operating Activities	(8,383)	(4,727)	(10,133)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	8,383	4,727	10,133

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Franchise Tax	$—	$—	$—

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

Loss Per Common Share
Loss per common share is computed in accordance with FASB ASC 260-10 by dividing income (loss) available to common stockholders by weighted average number of common shares outstanding for each period.  The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is anti-dilutive.

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

Income Taxes
The Company accounts for income taxes in accordance with FASB ASC 740, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.

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

Note D -
Going Concern
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $18,393 at March 31, 2011.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 16, 2007 (inception) to March 31, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, taxes and other professional service fees.

Liquidity and Capital Resources

At March 31, 2011, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 3.     Quantitative and qualitative Disclosures About Market Risk.

Not Applicable

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the three months ended March 31, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Removed and Reserved.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on April 16, 2007 (1)

3.2	By-Laws (1)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302*

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002*

* Filed Herewith

(1) Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on November 28, 2007, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: May 16, 2011

AFH HOLDING VII, INC.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President