Form 10-Q
period 2011-09-30
AFH HOLDING VII, INC.
filed 2011-11-14
CIK 1419067

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2011:  5,000,000 shares of common stock.

AFH HOLDING VII, Inc.
- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets at September 30, 2011 (Unaudited) and December 31, 2011	F-1

	Statements of Changes in Stockholder’s Deficit for the Period from Date of Inception (April 16, 2007) through September 30, 2011 (Unaudited)	F-2

	Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 and for the Cumulative Period from April 16, 2007 (Inception) to September 30, 2011 (Unaudited)	F-3

	Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and for the Cumulative Period from April 16, 2007 (Inception) to September 30, 2011 (Unaudited)	F-4

	Notes to Financial Statements	F-5 - F-7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	2

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	3

Item 4.	Controls and Procedures	3

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	4

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3.	Defaults Upon Senior Securities	4

Item 4.	Removed and Reserved	4

Item 5.	Other Information	4

Item 6.	Exhibits	4

Signatures		5

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2011

AFH HOLDING VII, INC.
(A Development Stage Company)
(A DELAWARE Corporation)
Beverly Hills, CA

TABLE OF CONTENTS

Balance Sheets at September 30, 2011 (Unaudited) and December 31, 2010	1

Statement of Changes in Stockholder’s Deficit for the Period
from Date of Inception (April 16, 2007) through September 30, 2011 (Unaudited)	2

Statements of Operations for the Three and Nine Months Ended September 30, 2011
and 2010 and for the Cumulative Period from Date of Inception (April 16, 2007)
through September 30, 2011 (Unaudited)	3

Statements of Cash Flows for the Nine Months Ended September 30, 2011
and 2010 and for the Cumulative Period from Date of Inception (April 16, 2007)
through September 30, 2011 (Unaudited)	4

Notes to Financial Statements	5-8

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS AT SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	(Unaudited)
	September 30,	December 31,
	2011	2010

ASSETS	$—	$—

LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities
Accrued Expenses	$4,415	$8,383
Due to Parent	10,133	1,750

Total Liabilities	14,548	10,133

Stockholder's Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	1,271	1,271
Deficit Accumulated During Development Stage	(20,819)	(16,404)

Total Stockholder's Deficit	(14,548)	(10,133)

Total Liabilities and Stockholder's Deficit	$—	$—

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH SEPTEMBER 30, 2011 - UNAUDITED

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholder's
	of Shares	Value	Capital	Stage	Deficit

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	1,271	—	1,271

Net Loss	—	—	—	(6,271)	(6,271)

Balance - December 31, 2007	5,000,000	5,000	1,271	(6,271)	—

Net Loss	—	—	—	(2,750)	(2,750)

Balance - December 31, 2008	5,000,000	5,000	1,271	(9,021)	(2,750)

Net Loss	—	—	—	(3,727)	(3,727)

Balance - December 31, 2009	5,000,000	5,000	1,271	(12,748)	(6,477)

Net Loss for the Period	—	—	—	(3,656)	(3,656)

Balance - December 30, 2010	5,000,000	5,000	1,271	(16,404)	(10,133)

Net Loss for the Period	—	—	—	(4,415)	(4,415)

Balance - September 30, 2011	5,000,000	$5,000	$1,271	$(20,819)	$(14,548)

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND FOR THE CUMULATIVE PERIOD FROM DATE OF INCEPTION (APRIL 16, 2007) THROUGH SEPTEMBER 30, 2011 (UNAUDITED)

					Period From
					Date of Inception
	For the Nine Months Ended		For the Three Months Ended		(April 16, 2007)
	September 30,		September 30,		Through
	2011	2010	2011	2010	September 30, 2011

Revenues	$—	$—	$—	$—	$—

Expenses
General and Administrative	4,065	2,875	1,713	775	20,304
Interest	—	—	—	—	15

Total Expenses	$4,065	$2,875	$1,713	$775	$20,319

Net Loss for the Period Before Taxes	$(4,065)	$(2,875)	$(1,713)	$(775)	$(20,319)

Franchise Tax	$350	$75	$—	$—	$500

Net Loss for the Period After Taxes	$(4,415)	$(2,950)	$(1,713)	$(775)	$(20,819)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND FOR THE CUMULATIVE PERIOD FROM APRIL 16, 2007 (INCEPTION) TO SEPTEMBER 30, 2011 (UNAUDITED)

			Period From
			Date of Inception
	For the Nine Months Ended		(April 16, 2007)
	September 30,		Through
	2011	2010	September 30, 2011

Cash Flows from Operating Activities

Net Loss	$(4,415)	$(2,950)	$(20,819)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	1,271

Changes in Assets and Liabilities:
Accrued Expenses	(3,968)	(3,952)	4,415

Net Cash Flows from Operating Activities	(8,383)	(6,902)	(10,133)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	8,383	6,902	10,133

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Franchise Tax	$—	$—	$—

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
Loss Per Common Share

Loss per common share is computed in accordance with FASB ASC 260 by dividing income (loss) available to common stockholders by weighted average number of common shares outstanding for each period.  The calculations of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is anti-dilutive.

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

Note D -      Going Concern
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $20,819 at September 30, 2011.

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

GOING CONCERN

In our accountant’s report for the fiscal year ended December 31, 2010, they expressed their doubt as to the Registrant’s ability to continue as a going concern. The financial statements included in this Quarterly Report have been prepared assuming that the Registrant will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

At September 30, 2011, the Registrant had $0 cash on hand. The Registrant has had no revenue and has incurred an accumulated deficit from April 16, 2007 (inception) through the period ended September 30, 2011 of $20,819. The Registrant’s development activities since inception have been financially sustained through equity financings and a loan from AFH Holding & Advisory, LLC, the Registrant’s parent company and of which the Registrant’s officer and director, Amir F. Heshmatpour, is the Management Member.

The ability of the Registrant to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, and receive additional paid-in capital from its shareholder and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Registrant be unable to recover the value of its assets or satisfy its liabilities.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 16, 2007 (inception) to September 30, 2011. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, taxes and other professional service fees.

Liquidity and Capital Resources

At September 30, 2011, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the three months ended September 30, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: November 14, 2011

AFH HOLDING VII, INC.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour, President