Form 10-K
period 2011-12-31
AFH HOLDING VII, INC.
filed 2012-03-30
CIK 1419067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices as of the last business day of the registrant’s latest second quarter.

There are no non-affiliate shareholders of the Registrant.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of March 30], 2012, there were 5,000,000 shares of the issuer's common stock outstanding.

Documents incorporated by reference:     None

AFH HOLDING VII, INC.
FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2011

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

ITEM 4.   MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Common Stock. Our Common Stock is not listed on a publicly-traded market.  The Company is not aware of any market activity in its stock since its inception and through the date of this filing.  As of March 30, 2012, there is one holder of record of 5,000,000 shares of the Company’s common stock.  The issued and outstanding shares of the Company’s common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

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

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

In our accountant’s report for the fiscal year ended December 31, 2011, they expressed their doubt as to the Registrant’s ability to continue as a going concern.  The financial statements included in this Annual Report have been prepared assuming that the Registrant will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

Results of Operation

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 16, 2007 (inception) to December 31, 2011. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Liquidity and Capital Resources

At December 31, 2011, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
DECEMBER 31, 2011

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	1

Balance Sheets at December 31, 2011 and 2010	2

Statements of Changes in Stockholders’ Deficit for the Period from Date of Inception (April 16, 2007) through December 31, 2011	3

Statements of Operations for the Years Ended December 31, 2011 and 2010, and for the Period from Date of Inception (April 16, 2007) through December 31, 2011	4

Statements of Cash Flows for the Years Ended December 31, 2011 and 2010, and for the Period from Date of Inception (April 16, 2007) through December 31, 2011	5

Notes to Financial Statements	6-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AFH Holding VII, Inc.
9595 Wilshire Blvd
Suite 700
Beverly Hills, CA 90212

We have audited the accompanying balance sheets of AFH Holding Entities as of December 31, 2011 and 2010, and the related statements of  operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011 and for the period since inception (April 16, 2007) through December 31, 2011. AFH Holding VII, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFH Holding VII, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 and for the period since inception (April 16, 2007) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Entity's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
March 30, 2012

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS AT DECEMBER 31, 2011 AND 2010

December 31,	2011	2010

ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accrued Expenses	$6,203	$8,383
Due to Parent	10,133	1,750

Total Liabilities	16,336	10,133

Stockholders' Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	1,271	1,271
Deficit Accumulated During Development Stage	(22,607)	(16,404)

Total Stockholders' Deficit	(16,336)	(10,133)

Total Liabilities and Stockholders' Deficit	$—	$—

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH DECEMBER 31, 2011

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholder's
	of Shares	Value	Capital	Stage	Deficit

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	1,271	—	1,271

Net Loss	—	—	—	(6,271)	(6,271)

Balance - December 31, 2007	5,000,000	5,000	1,271	(6,271)	—

Net Loss	—	—	—	(2,750)	(2,750)

Balance - December 31, 2008	5,000,000	5,000	1,271	(9,021)	(2,750)

Net Loss	—	—	—	(3,727)	(3,727)

Balance - December 31, 2009	5,000,000	5,000	1,271	(12,748)	(6,477)

Net Loss	—	—	—	(3,656)	(3,656)

Balance - December 31, 2010	5,000,000	5,000	1,271	(16,404)	(10,133)

Net Loss	—	—	—	(6,203)	(6,203)

Balance - December 31, 2011	5,000,000	$5,000	$1,271	$(22,607)	$(16,336)

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010,
AND FOR THE PERIOD FROM DATE OF INCEPTION (APRIL 16, 2007) THROUGH DECEMBER 31, 2011

			Period From
			Date of Inception
	For the Years Ended		(April 16, 2007)
	December 31,		Through
	2011	2010	December 31, 2011

Revenues	$—	$—	$—

Expenses
General and Administrative	5,853	3,581	22,092
Interest	—	—	15

Total Expenses	5,853	3,581	22,107

Net Loss for the Period Before Taxes	(5,853)	(3,581)	(22,107)

Franchise Tax	350	75	500

Net Loss for the Period After Taxes	(6,203)	(3,656)	(22,607)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010,
AND FOR THE PERIOD FROM DATE OF INCEPTION (APRIL 16, 2007) THROUGH DECEMBER 31, 2011

			Period From
			Date of Inception
	For the Years Ended		(April 16, 2007)
	December 31,		Through
	2011	2010	December 31, 2011

Cash Flows from Operating Activities

Net Loss	$(6,203)	$(3,656)	$(22,607)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	1,271

Changes in Assets and Liabilities:
Accrued Expenses	(2,180)	3,656	6,203

Net Cash Flows from Operating Activities	(8,383)	—	(10,133)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	8,383	—	10,133

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Franchise Tax	$—	$—	$—

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

.

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

Note D -      Going Concern
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reportedrecurring losses from operations.  As a result, there is an accumulated deficit of $22,607 at December 31, 2011.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2011 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our current director and executive officer:

Name, Address	Position Held	Age
Amir F. Heshmatpour 9595 Wilshire Boulevard, Suite 700 Beverly Hills, California 90212	President, Secretary and Director	45

Business Experience

The following is a brief account of the education and business experience of the current director and executive officer during at least the past five years, indicating the person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Amir F. Heshmatpour - President, Secretary and Director

Amir Farrokh Heshmatpour has served as the Company’s President, Secretary and director since inception.  Mr. Heshmatpour has been the Managing Director of AFH Holding and Advisory LLC from July 2003 to the present.  Prior to that, he took some time off.  From 1996 through January 2002, Mr. Heshmatpour served as Chairman and Chief Executive Officer of Metrophone Telecommunications, Inc.  Mr. Heshmatpour has a background in venture capital, mergers and acquisitions, investing and corporate finance. Mr. Heshmatpour was the recipient of the Businessman of the Year award in 2003 at the National Republican Congressional Committee.  From September 2007 until January 2011, Mr. Heshmatpour served as President, Secretary, CFO and director of AFH Acquisition III, Inc. which completed a merger with Targeted Medical Pharma, Inc. in January 2011.  From September 2007 until April 2011, Mr. Heshmatpour served as President, Secretary, CFO and director of AFH Acquisition IV, Inc. which completed a merger with Emmaus Medical, Inc in April 2011.  Mr. Heshmatpour continues to serve as a director and the corporation changed its name to Emmaus Life Sciences, Inc.  Mr. Heshmatpour currently serves as sole officer and director of AFH Acquisition V, Inc., AFH Acquisition VI, Inc., and AFH Acquisition VII, Inc., AFH Acquisition VIII, Inc, AFH Acquisition IX, Inc., AFH Acquisition, X, Inc., and AFH Acquisition XI, Inc., all of which are publicly reporting, non-trading, blank check shell companies.  Since October 10, 2007 Mr. Heshmatpour has served as President, Secretary and a member of the board of directors of AFH Holding I, Inc. and AFH Holding II, Inc.  Since inception, Mr. Heshmatpour has served as President, Secretary and sole director of AFH Holding III, Inc., AFH Holding V, Inc., AFH Holding VI, Inc. and AFH Holding VI, Inc. Mr. Heshmatpour received a Bachelor of Arts from Pennsylvania State University in 1988, and in 2010 he completed the UCLA Anderson Director Education & Certification Program.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC.  During the fiscal year ended December 31, 2011, based solely on a review of such materials as are required by the SEC, no Reporting Persons failed to timely file with the SEC any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act.

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

Grants of Plan-Based Awards

We did not pay any plan-based awards to our sole officer and director during our fiscal year-ended December 31, 2011.

Outstanding Equity Awards

There were no unexercised options, stock that has not vested, or equity incentive plan awards for our sole officer and director outstanding as of December 31, 2011.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of our common shares owned beneficially as of December 31, 2011 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our company's voting securities; (ii) each of our directors and named executive officers; and (iii) our officers and directors as a group.  Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

EFP Rotenberg, LLP, has served as our independent registered public accounting firm since our inception on April 16, 2007. The following table shows the fees that were billed for the audit and other services provided by this firm for the 2011 and 2010 fiscal years:

	December 31, 2011	December 31, 2010
(i) Audit Fees	$2,500	$2,500
(ii) Audit Related Fees	-	-
(iii) Tax Fees	-	-
(iv) All Other Fees	-	-

Total fees	$2,500	$2,500

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

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

The following consolidated financial statements of AFH Holding VII, Inc. are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2011 and 2010

Statements of Changes in Stockholder’s Deficit for the Period from Date of Inception (April 16, 2007) through December 31, 2011

Statements of Operations for the Years Ended December 31, 2011 and 2010, and for the Period from Date of Inception (April 16, 2007) through December 31, 2011

Statements of Cash Flows for the Years Ended December 31, 2011 and 2010, and for the Period from Date of Inception (April 16, 2007) through December 31, 2011

Notes to Financial Statements

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

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

(1) Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on November 28, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFH Holding VII, Inc.

Dated: March 30, 2012	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour President, Secretary and Sole Director (Principal Executive Officer) (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amir F. Heshmatpour	President, Secretary and Sole Director	March 30, 2012
Amir F. Heshmatpour	(Principal Executive Officer) (Principal Financial/Accounting Officer)