Form 10-Q
period 2012-09-30
AFH HOLDING VII, INC.
filed 2012-11-14
CIK 1419067

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2012: 5,000,000 shares of common stock.

AFH HOLDING VII, Inc.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:
Item 1.	Financial Statements:	3
	Balance Sheets at September 30, 2012 (Unaudited) and December 31, 2011	F-2
	Statements of Changes in Stockholder’s Deficit for the Period from Date of Inception (April 16, 2007) through September 30, 2012 (Unaudited)	F-3
	Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 and for the Cumulative Period from April 16, 2007 (Inception) to September 30, 2011 (Unaudited)	F-4
	Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 and for the Cumulative Period from April 16, 2007 (Inception) to September 30, 2012 (Unaudited)	F-5
	Notes to Financial Statements	F-6 - F-8
Item 2.	Management’s Discussion and Analysis or Plan of Operation	4
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	5
Item 4.	Controls and Procedures	5

PART II – OTHER INFORMATION:
Item 1.	Legal Proceedings	6
Item 1A	Risk Factors	6
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6
Item 3.	Defaults Upon Senior Securities	6
Item 4.	Mine Safety Disclosures	6
Item 5.	Other Information	6
Item 6.	Exhibits	6
Signatures		7

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements:

AFH HOLDING VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2012

3

AFH HOLDING VII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

TABLE OF CONTENTS

Balance Sheets at September 30, 2012 (Unaudited) and December 31, 2011	F-2

Statement of Changes in Stockholder’s Deficit for the Period from Date of Inception (April 16, 2007) through September 30, 2012 (Unaudited)	F-3

Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 and for the Period from Date of Inception (April 16, 2007) through September 30, 2012 (Unaudited)	F-4

Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 and for the Period from Date of Inception (April 16, 2007) through September 30, 2012 (Unaudited)	F-5

Notes to Financial Statements	F-6 - F-8

F-1

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS

	(Unaudited)
	September 30, 2012	December 31, 2011

ASSETS	$—	$—

LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities
Accrued Expenses	$5,581	$6,203
Due to Parent	16,336	10,133

Total Liabilities	21,917	16,336

Stockholder's Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	1,271	1,271
Deficit Accumulated During Development Stage	(28,188)	(22,607)

Total Stockholder's Deficit	(21,917)	(16,336)

Total Liabilities and Stockholder's Deficit	$—	$—

The accompanying notes are an integral part of these financial statements.

F-2

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH SEPTEMBER 30, 2012 - UNAUDITED

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholder's
	of Shares	Value	Capital	Stage	Deficit

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	1,271	—	1,271

Net Loss	—	—	—	(6,271)	(6,271)

Balance - December 31, 2007	5,000,000	5,000	1,271	(6,271)	—

Net Loss	—	—	—	(2,750)	(2,750)

Balance - December 31, 2008	5,000,000	5,000	1,271	(9,021)	(2,750)

Net Loss	—	—	—	(3,727)	(3,727)

Balance - December 31, 2009	5,000,000	5,000	1,271	(12,748)	(6,477)

Net Loss for the Period	—	—	—	(3,656)	(3,656)

Balance - December 31, 2010	5,000,000	5,000	1,271	(16,404)	(10,133)

Net Loss for the Period	—	—	—	(6,203)	(6,203)

Balance - December 31, 2011	5,000,000	5,000	1,271	(22,607)	(16,336)

Net Loss for the Period	—	—	—	(5,581)	(5,581)

Balance - September 30, 2012	5,000,000	$5,000	$1,271	$(28,188)	$(21,917)

The accompanying notes are an integral part of these financial statements.

F-3

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS - UNAUDITED

					Period From
					Date of Inception
	For the Nine Months Ended		For the Three Months Ended		(April 16, 2007)
	September 30,		September 30,		Through
	2012	2011	2012	2011	September 30, 2012

Revenues	$—	$—	$—	$—	$—

Expenses
General and Administrative	5,231	4,065	1,060	1,713	27,323
Interest	—	—	—	—	15

Total Expenses	$5,231	$4,065	$1,060	$1,713	$27,338

Net Loss for the Period Before Taxes	$(5,231)	$(4,065)	$(1,060)	$(1,713)	$(27,338)

Franchise Tax	$350	$350	$—	$—	$850

Net Loss for the Period After Taxes	$(5,581)	$(4,415)	$(1,060)	$(1,713)	$(28,188)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

F-4

AFH HOLDING VII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
	For the Nine Months Ended		(April 16, 2007)
	September 30,		Through
	2012	2011	September 30, 2012

Cash Flows from Operating Activities

Net Loss	$(5,581)	$(4,415)	$(28,188)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	1,271

Changes in Assets and Liabilities:
Accrued Expenses	(622)	(3,968)	5,581

Net Cash Flows from Operating Activities	(6,203)	(8,383)	(16,336)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	6,203	8,383	16,336

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Franchise Tax	$—	$—	$—

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

F-6

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $28,188 at September 30, 2012.

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

F-8

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

At September 30, 2012, the Registrant had $0 cash on hand. The Registrant has had no revenue and has incurred an accumulated deficit from April 16, 2007 (inception) through the period ended September 30, 2012of $28,188. The Registrant’s development activities since inception have been financially sustained through equity financings and a loan from AFH Holding & Advisory, LLC, the Registrant’s parent company and of which the Registrant’s officer and director, Amir F. Heshmatpour, is the Management Member.

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

4

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 16, 2007 (inception) to September 30, 2012. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, taxes and other professional service fees.

Liquidity and Capital Resources

At September 30, 2012, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

5

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the three months ended September 30, 2012, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A  Risks Factors.

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

6

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: November 14, 2012

AFH HOLDING VII, INC.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour, President, CEO and Chief Financial Officer

7