Form 10-K
period 2012-12-31
AFH HOLDING VII, INC.
filed 2013-04-02
CIK 1419067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark whether the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

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

As of April 2, 2013, there were 5,000,000 shares of the issuer’s common stock outstanding.

Documents incorporated by reference: None

AFH HOLDING VII, INC.

FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2012

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

When used in this annual report, the terms the “Company,” “we,” “us,” “our,” and similar terms refer to AFH Holding VII, Inc., a Delaware corporation.

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

The Company, based on proposed business activities, is a “blank check” company. The Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in a United States secondary market such as the New York Stock Exchange, NASDAQ Stock Market, American Stock Exchange, or the Over-The-Counter Bulletin Board, as a vehicle to investigate if such investigation warrants, acquire, a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ our funds in its business. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry, or geographical location and, thus, may acquire any type of business.

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

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Common Stock. Our Common Stock is not listed on a publicly-traded market. The Company is not aware of any market activity in its stock since its inception and through the date of this filing. As of April 2, 2013, there is one holder of record of 5,000,000 shares of the Company’s common stock. The issued and outstanding shares of the Company’s common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

In our accountant’s report for the fiscal year ended December 31, 2012, they expressed their doubt as to the Registrant’s ability to continue as a going concern. The financial statements included in this Annual Report have been prepared assuming that the Registrant will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

Results of Operation

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 16, 2007 (inception) to December 31, 2012. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Liquidity and Capital Resources

At December 31, 2012, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AFH HOLDING VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

FINANCIAL REPORTS
AT
DECEMBER 31, 2012

AFH HOLDING VII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets at December 31, 2012 and 2011	F-2

Statements of Changes in Stockholders’ Deficit for the Period from Date of Inception (April 16, 2007) through December 31, 2012	F-3

Statements of Operations for the Years Ended December 31, 2012 and 2011, and for the Period from Date of Inception (April 16, 2007) through December 31, 2012	F-4

Statements of Cash Flows for the Years Ended December 31, 2012 and 2011, and for the Period from Date of Inception (April 16, 2007) through December 31, 2012	F-5

Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AFH Holding VII, Inc.

We have audited the accompanying balance sheets of AFH Holding VII, Inc. as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholder's equity, and cash flows for each of the years in the two-year period ended December 31, 2012 and for the period since inception (April 16, 2007) through December 31, 2012. AFH Holding VII, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFH Holding VII, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 and for the period since inception (April 16, 2007) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EFP Rotenberg, LLP
EFP Rotenberg, LLP
Rochester, New York
April 2, 2013

F-1

AFH HOLDING VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

BALANCE SHEETS AT DECEMBER 31, 2012 AND 2011

December 31,	2012	2011

ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Accrued Expenses	$3,060	$6,203
Due to Parent	19,917	10,133

Total Liabilities	22,977	16,336

Stockholders’ Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	1,271	1,271
Deficit Accumulated During Development Stage	(29,248)	(22,607)

Total Stockholders’ Deficit	(22,977)	(16,336)

Total Liabilities and Stockholders’ Deficit	$—	$—

The accompanying notes are an integral part of these financial statements.

F-2

AFH HOLDING VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM

DATE OF INCEPTION (APRIL 16, 2007) THROUGH DECEMBER 31, 2012

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholder’s
	of Shares	Value	Capital	Stage	Deficit

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	1,271	—	1,271

Net Loss	—	—	—	(6,271)	(6,271)

Balance - December 31, 2007	5,000,000	5,000	1,271	(6,271)	—

Net Loss	—	—	—	(2,750)	(2,750)

Balance - December 31, 2008	5,000,000	5,000	1,271	(9,021)	(2,750)

Net Loss	—	—	—	(3,727)	(3,727)

Balance - December 31, 2009	5,000,000	5,000	1,271	(12,748)	(6,477)

Net Loss	—	—	—	(3,656)	(3,656)

Balance - December 31, 2010	5,000,000	5,000	1,271	(16,404)	(10,133)

Net Loss	—	—	—	(6,203)	(6,203)

Balance - December 31, 2011	5,000,000	5,000	1,271	(22,607)	(16,336)

Net Loss	—	—	—	(6,641)	(6,641)

Balance - December 31, 2012	5,000,000	$5,000	$1,271	$(29,248)	$(22,977)

The accompanying notes are an integral part of these financial statements.

F-3

AFH HOLDING VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011,

AND FOR THE PERIOD FROM DATE OF INCEPTION (APRIL 16, 2007) THROUGH DECEMBER 31, 2012

			Period From
			Date of Inception
	For the Years Ended		(April 16, 2007)
	December 31,		Through
	2012	2011	December 31, 2012

Revenues	$—	$—	$—

Expenses
General and Administrative	6,291	5,853	28,383
Interest	—	—	15

Total Expenses	6,291	5,853	28,398

Net Loss for the Period Before Taxes	(6,291)	(5,853)	(28,398)

Franchise Tax	350	350	850

Net Loss for the Period After Taxes	(6,641)	(6,203)	(29,248)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

F-4

AFH HOLDING VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011,

AND FOR THE PERIOD FROM DATE OF INCEPTION (APRIL 16, 2007) THROUGH DECEMBER 31, 2012

			Period From
			Date of Inception
	For the Years Ended		(April 16, 2007)
	December 31,		Through
	2012	2011	December 31, 2012

Cash Flows from Operating Activities

Net Loss	$(6,641)	$(6,203)	$(29,248)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	1,271

Changes in Assets and Liabilities:
Accrued Expenses	(3,143)	(2,180)	3,060

Net Cash Flows from Operating Activities	(9,784)	(8,383)	(19,917)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	9,784	8,383	19,917

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Franchise Tax	$—	$—	$—

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

Note D - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $29,248 at December 31, 2012.

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

Management’s Report on Internal Control over Financial Reporting

The management of AFH Holding VII, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These internal controls include policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

●	Provide reasonable assurance that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

●	Provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that would have a material impact on financial statements will be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm because we are a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2012 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our current director and executive officer:

Name, Address	Position Held	Age
Amir F. Heshmatpour 9595 Wilshire Boulevard, Suite 700 Beverly Hills, California 90212	President, Secretary and Director	46

Business Experience

The following is a brief account of the education and business experience of the current director and executive officer during at least the past five years, indicating the person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Amir F. Heshmatpour - President, Secretary and Director

Amir Farrokh Heshmatpour has served as the Company’s President, Secretary and director since inception. Mr. Heshmatpour has been the Managing Director of AFH Holding and Advisory LLC from July 2003 to the present. Prior to that, he took some time off. From 1996 through January 2002, Mr. Heshmatpour served as Chairman and Chief Executive Officer of Metrophone Telecommunications, Inc. Mr. Heshmatpour has a background in venture capital, mergers and acquisitions, investing and corporate finance. Mr. Heshmatpour was the recipient of the Businessman of the Year award in 2003 at the National Republican Congressional Committee. From September 2007 until January 2011, Mr. Heshmatpour served as President, Secretary, CFO and director of AFH Acquisition III, Inc. which completed a merger with Targeted Medical Pharma, Inc. in January 2011. From September 2007 until April 2011, Mr. Heshmatpour served as President, Secretary, CFO and director of AFH Acquisition IV, Inc. which completed a merger with Emmaus Medical, Inc in April 2011. Mr. Heshmatpour continues to serve as a director and the corporation changed its name to Emmaus Life Sciences, Inc. Mr. Heshmatpour currently serves as sole officer and director of AFH Acquisition V, Inc., AFH Acquisition VI, Inc., and AFH Acquisition VII, Inc., AFH Acquisition VIII, Inc, AFH Acquisition IX, Inc., AFH Acquisition, X, Inc., and AFH Acquisition XI, Inc., all of which are publicly reporting, non-trading, blank check shell companies. Since October 10, 2007 Mr. Heshmatpour has served as President, Secretary and a member of the board of directors of AFH Holding I, Inc. and AFH Holding II, Inc. Since inception, Mr. Heshmatpour has served as President, Secretary and sole director of AFH Holding III, Inc., AFH Holding V, Inc., AFH Holding VI, Inc. and AFH Holding VI, Inc. Mr. Heshmatpour attended Pennsylvania State University from 1985 to 1988, and in 2010 he completed the UCLA Anderson Director Education & Certification Program.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC. During the fiscal year ended December 31, 2012, based solely on a review of such materials as are required by the SEC, no Reporting Persons failed to timely file with the SEC any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have not adopted such a code of ethics because management has determined that this would be premature considering the status of the Company’s business at this time, and all of management’s efforts have been directed to pursuing business opportunities for the Company. The board of directors may adopt a code of ethics at a later date.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The Company’s sole officer and director does not receive any compensation for his services rendered to the Company, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. The Company’s sole officer and director intends to devote no more than a few hours a week to our affairs.

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

Grants of Plan-Based Awards

We did not pay any plan-based awards to our sole officer and director during our fiscal year-ended December 31, 2012.

Outstanding Equity Awards

There were no unexercised options, stock that has not vested, or equity incentive plan awards for our sole officer and director outstanding as of December 31, 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of our common shares owned beneficially as of December 31, 2012 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our company’s voting securities; (ii) each of our directors and named executive officers; and (iii) our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Beneficial Ownership(1)		Percent of Class
AFH Holding and Advisory, LLC(2) 9595 Wilshire Boulevard, Suite 700 Beverly Hills, California 90212	5,000,000		100%

Amir F. Heshmatpour(3) 9595 Wilshire Boulevard, Suite 700 Beverly Hills, California 90212	5,000,000	(4)	100%

All Officers, Directors and persons owning more than 5% as a Group	5,000,000		100%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	Mr. Heshmatpour, the Managing Member of AFH Advisory, has investment and voting control over the shares owned by AFH Advisory, and therefore may be deemed to be a beneficial owner thereof.

(3)	Mr. Heshmatpour is the Company’s President, Secretary and sole director.

(4)	Represents shares of the Company’s common stock owned by AFH Advisory. As Managing Member of AFH Advisory, Mr. Heshmatpour may be deemed the beneficial owner of these shares of the Company’s common stock.

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

Director Independence

We do not believe that our current director is considered “independent” as the term is used in Item 407(a)(1) of Regulation S-K under the Exchange Act and as defined under Rule 4200(a)(15) of the National Association of Securities Dealers listing standards. However, we are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

EFP Rotenberg, LLP, has served as our independent registered public accounting firm since our inception on April 16, 2007. The following table shows the fees that were billed for the audit and other services provided by this firm for the 2012 and 2011 fiscal years:

	December 31, 2012	December 31, 2011
(i) Audit Fees	$2,500	$2,500
(ii) Audit Related Fees	-	-
(iii) Tax Fees	-	-
(iv) All Other Fees	-	-
Total fees	$2,500	$2,500

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

Audit-Related Fees. This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

The following consolidated financial statements of AFH Holding VII, Inc. are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2012 and 2011

Statements of Changes in Stockholder’s Deficit for the Period from Date of Inception (April 16, 2007) through December 31, 2012

Statements of Operations for the Years Ended December 31, 2012 and 2011, and for the Period from Date of Inception (April 16, 2007) through December 31, 2012

Statements of Cash Flows for the Years Ended December 31, 2012 and 2011, and for the Period from Date of Inception (April 16, 2007) through December 31, 2012

Notes to Financial Statements

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on April 16, 2007 (1)
3.2	By-Laws (1)
31.1	Certification by Chief Executive and Financial Officer pursuant to Sarbanes-Oxley Section 302*
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002*

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith

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

AFH Holding VII, Inc.

Dated: April 2, 2013	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour President, Secretary and Sole Director (Principal Executive Officer) (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amir F. Heshmatpour	President, Secretary and Sole Director	April 2, 2013
Amir F. Heshmatpour	(Principal Executive Officer) (Principal Financial/Accounting Officer)

