Form 10-Q
period 2013-03-31
AFH HOLDING VII, INC.
filed 2013-05-15
CIK 1419067

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

[X] Yes   [  ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2013: 5,000,000 shares of common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AFH HOLDING VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

FINANCIAL REPORTS
AT
MARCH 31, 2013

3

AFH HOLDING VII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

TABLE OF CONTENTS

Condensed Balance Sheets at March 31, 2013 and December 31, 2012 (Unaudited)	F-1

Condensed Statement of Changes in Stockholder’s Deficit for the Period from Date of Inception (April 16, 2007) through March 31, 2013 (Unaudited)	F-2

Condensed Statements of Operations for the Three Months Ended March 31, 2013 and 2012 and for the Period from Date of Inception (April 16, 2007) through March 31, 2013 (Unaudited)	F-3

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 and for the Period from Date of Inception (April 16, 2007) through March 31, 2013 (Unaudited)	F-4

Notes to Condensed Financial Statements	F-5 - F-7

4

AFH HOLDING VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31, 2013	December 31, 2012

ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Accrued Expenses	$4,680	$3,060
Due to Parent	20,317	19,917

Total Liabilities	24,997	22,977

Stockholders’ Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	1,271	1,271
Deficit Accumulated During Development Stage	(31,268)	(29,248)

Total Stockholders’ Deficit	(24,997)	(22,977)

Total Liabilities and Stockholders’ Deficit	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

AFH HOLDING VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM

DATE OF INCEPTION (APRIL 16, 2007) THROUGH MARCH 31, 2013 (UNAUDITED)

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholder’s
	of Shares	Value	Capital	Stage	Deficit

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	1,271	—	1,271

Net Loss	—	—	—	(6,271)	(6,271)

Balance - December 31, 2007	5,000,000	5,000	1,271	(6,271)	—

Net Loss	—	—	—	(2,750)	(2,750)

Balance - December 31, 2008	5,000,000	5,000	1,271	(9,021)	(2,750)

Net Loss	—	—	—	(3,727)	(3,727)

Balance - December 31, 2009	5,000,000	5,000	1,271	(12,748)	(6,477)

Net Loss	—	—	—	(3,656)	(3,656)

Balance - December 31, 2010	5,000,000	5,000	1,271	(16,404)	(10,133)

Net Loss	—	—	—	(6,203)	(6,203)

Balance - December 31, 2011	5,000,000	5,000	1,271	(22,607)	(16,336)

Net Loss	—	—	—	(6,641)	(6,641)

Balance - December 31, 2012	5,000,000	5,000	1,271	(29,248)	(22,977)

Net Loss	—	—	—	(2,020)	(2,020)

Balance - March 31, 2013	5,000,000	$5,000	$1,271	$(31,268)	$(24,997)

The accompanying notes are an integral part of these condensed financial statements.

AFH HOLDING VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

			Period From
			Date of Inception
	For the Three Months Ended		(April 16, 2007)
	March 31,		Through
	2013	2012	March 31, 2013

Revenues	$—	$—	$—

Expenses
General and Administrative	1,670	2,405	30,053
Interest	—	—	15

Total Expenses	1,670	2,405	30,068

Net Loss for the Period Before Taxes	(1,670)	(2,405)	(30,068)

Franchise Tax	350	350	1,200

Net Loss for the Period After Taxes	(2,020)	(2,755)	(31,268)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these condensed financial statements.

AFH HOLDING VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period From
			Date of Inception
	For the Three Months Ended		(April 16, 2007)
	March 31,		Through
	2013	2012	March 31, 2013

Cash Flows from Operating Activities

Net Loss	$(2,020)	$(2,755)	$(31,268)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	1,271

Changes in Assets and Liabilities:
Accrued Expenses	1,620	(3,448)	4,680

Net Cash Flows from Operating Activities	(400)	(6,203)	(20,317)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	400	6,203	20,317

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Franchise Tax	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

AFH HOLDING VII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The condensed financial statements of AFH Holding VII, Inc., (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet information as of December 31, 2012 was derived from the audited financial statements included in Form 10-K. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012, and other reports filed with the SEC.

The accompanying unaudited condensed interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Certain information that is not required for interim financial reporting purposes has been omitted.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $31,268 at March 31, 2013.

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

5

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 16, 2007 (inception) to March 31, 2013. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Expenses incurred since inception are primarily due to legal, accounting, taxes and other professional service fees.

Liquidity and Capital Resources

At March 31, 2013, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

6

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

Item 3. Quantitative and qualitative Disclosures About Market Risk.

Not Applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the three months ended March 31, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

As a smaller reporting company we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

7

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

Dated: May 15, 2013

AFH HOLDING VII, INC.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President, CEO and Principal Financial Officer

9