Form 10-Q
period 2013-06-30
AFH HOLDING VII, INC.
filed 2013-08-14
CIK 1419067

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

[X] Yes [  ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2013: 5,000,000 shares of common stock.

AFH HOLDING VII, Inc.

2

PART I – FINANCIAL INFORMATION

AFH HOLDING VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

FINANCIAL REPORTS
AT
june 30, 2013

3

AFH HOLDING VII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

TABLE OF CONTENTS

Condensed Balance Sheets at June 30, 2013 and December 31, 2012 (Unaudited)	F-1

Condensed Statement of Changes in Stockholder’s Deficit for the Period from Date of Inception (April 16, 2007) through June 30, 2013 (Unaudited)	F-2

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012 and for the Period from Date of Inception (April 16, 2007) through June 30, 2013 (Unaudited)	F-3

Condensed Statements of Cash Flows for the Three Months Ended June 30, 2013 and 2012 and for the Period from Date of Inception (April 16, 2007) through June 30, 2013 (Unaudited)	F-4

Notes to Condensed Financial Statements (Unaudited)	F-5 - F-7

4

AFH HOLDING VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30, 2013	December 31, 2012

ASSETS	$—	$—

LIABILITIES AND STOCKHOLDER’S DEFICIT

Liabilities
Accrued Expenses	$2,060	$3,060
Due to Parent	23,997	19,917

Total Liabilities	26,057	22,977

Stockholder’s Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	1,271	1,271
Deficit Accumulated During Development Stage	(32,328)	(29,248)

Total Stockholder’s Deficit	(26,057)	(22,977)

Total Liabilities and Stockholder’s Deficit	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

AFH HOLDING VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH JUNE 30, 2013 (UNAUDITED)

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholder’s
	of Shares	Value	Capital	Stage	Deficit

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	1,271	—	1,271

Net Loss	—	—	—	(6,271)	(6,271)

Balance - December 31, 2007	5,000,000	5,000	1,271	(6,271)	—

Net Loss	—	—	—	(2,750)	(2,750)

Balance - December 31, 2008	5,000,000	5,000	1,271	(9,021)	(2,750)

Net Loss	—	—	—	(3,727)	(3,727)

Balance - December 31, 2009	5,000,000	5,000	1,271	(12,748)	(6,477)

Net Loss	—	—	—	(3,656)	(3,656)

Balance - December 31, 2010	5,000,000	5,000	1,271	(16,404)	(10,133)

Net Loss	—	—	—	(6,203)	(6,203)

Balance - December 31, 2011	5,000,000	5,000	1,271	(22,607)	(16,336)

Net Loss	—	—	—	(6,641)	(6,641)

Balance - December 33, 2012	5,000,000	5,000	1,271	(29,248)	(22,977)

Net Loss	—	—	—	(3,080)	(3,080)

Balance - June 30, 2013	5,000,000	$5,000	$1,271	$(32,328)	$(26,057)

The accompanying notes are an integral part of these condensed financial statements.

AFH HOLDING VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

					Period From
					Date of Inception
	For the Six Months Ended		For the Three Months Ended		(April 16, 2007)
	June 30,		June 30,		Through
	2013	2012	2013	2012	June 30, 2013

Revenues	$—	$—	$—	$—	$—

Expenses
General and Administrative	2,730	4,171	1,060	1,766	31,113
Interest	—	—	—	—	15

Total Expenses	$2,730	$4,171	$1,060	$1,766	$31,128

Net Loss for the Period Before Taxes	(2,730)	(4,171)	(1,060)	(1,766)	(31,128)

Franchise Tax	350	350	—	—	1,200

Net Loss for the Period After Taxes	(3,080)	(4,521)	(1,060)	(1,766)	(32,328)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these condensed financial statements.

AFH HOLDING VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period From
			Date of Inception
	For the Six Months Ended		(April 16, 2007)
	June 30,		Through
	2013	2012	June 30, 2013

Cash Flows from Operating Activities

Net Loss	$(3,080)	$(4,521)	$(32,328)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	1,271

Changes in Assets and Liabilities:
Accrued Expenses	(1,000)	(1,682)	2,060

Net Cash Flows from Operating Activities	(4,080)	(6,203)	(23,997)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	4,080	6,203	23,997

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $32,328 at June 30, 2013.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 16, 2007 (inception) to June 30, 2013. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

5

Liquidity and Capital Resources

At June 30, 2013, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended December 31, 2012 and 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as we have losses for the six months ended June 30, 2013 totaling $3,080 as well as an accumulated deficit since inception amounting to $32,328 and negative working capital of $32,328.

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

6

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the three months ended June 30, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

7

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

As a smaller reporting company we are not required to provide this information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on April 16, 2007 (1)
3.2	By-Laws (1)
31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302*
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed Herewith

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on November 28, 2007, and incorporated herein by reference.

8

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: August 14, 2013

AFH HOLDING VII, INC.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour, President, CEO and Principal Financial Officer

9