Form 10-Q
period 2013-09-30
AFH HOLDING VII, INC.
filed 2013-11-14
CIK 1419067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-52939

AFH HOLDING VII, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-1365483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9595 Wilshire Blvd. Suite 700 Beverly Hills, CA	90212
(Address of principal executive offices)	(Zip Code)

(310) 492-9898
(Registrant’s telephone number, including area code)

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of November 14, 2013, a total of 5,000,000 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AFH HOLDING VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

FINANCIAL REPORTS
AT
september 30, 2013

3

AFH HOLDING VII, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

TABLE OF CONTENTS

Condensed Balance Sheets at September 30, 2013 and December 31, 2012 (Unaudited)	F-1

Condensed Statement of Changes in Stockholder’s Deficit for the Period from Date of Inception (April 16, 2007) through September 30, 2013 (Unaudited)	F-2

Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 and for the Period from Date of Inception (April 16, 2007) through September 30, 2013 (Unaudited)	F-3

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 and for the Period from Date of Inception (April 16, 2007) through September 30, 2013 (Unaudited)	F-4

Notes to Condensed Financial Statements	F-5 - F-7

4

AFH HOLDING VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30, 2013	December 31, 2012

ASSETS	$—	$—

LIABILITIES AND STOCKHOLDER’S DEFICIT

Liabilities
Accrued Expenses	$3,160	$3,060
Due to Parent	23,997	19,917

Total Liabilities	27,157	22,977

Stockholder’s Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	1,271	1,271
Deficit Accumulated During Development Stage	(33,428)	(29,248)

Total Stockholder’s Deficit	(27,157)	(22,977)

Total Liabilities and Stockholder’s Deficit	$—	$—

 The accompanying notes are an integral part of these condensed financial statements.

AFH HOLDING VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT FOR THE PERIOD FROM

DATE OF INCEPTION (APRIL 16, 2007) THROUGH SEPTEMBER 30, 2013 (UNAUDITED)

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholder’s
	of Shares	Value	Capital	Stage	Deficit

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	1,271	—	1,271

Net Loss	—	—	—	(6,271)	(6,271)

Balance - December 31, 2007	5,000,000	5,000	1,271	(6,271)	—

Net Loss	—	—	—	(2,750)	(2,750)

Balance - December 31, 2008	5,000,000	5,000	1,271	(9,021)	(2,750)

Net Loss	—	—	—	(3,727)	(3,727)

Balance - December 31, 2009	5,000,000	5,000	1,271	(12,748)	(6,477)

Net Loss for the Period	—	—	—	(3,656)	(3,656)

Balance - December 31, 2010	5,000,000	5,000	1,271	(16,404)	(10,133)

Net Loss for the Period	—	—	—	(6,203)	(6,203)

Balance - December 31, 2011	5,000,000	5,000	1,271	(22,607)	(16,336)

Net Loss for the Period	—	—	—	(6,641)	(6,641)

Balance - December 31, 2012	5,000,000	5,000	1,271	(29,248)	(22,977)

Net Loss for the Period	—	—	—	(4,180)	(4,180)

Balance - September 30, 2013	5,000,000	$5,000	$1,271	$(33,428)	$(27,157)

 The accompanying notes are an integral part of these condensed financial statements.

AFH HOLDING VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

					Period From
					Date of Inception
	For the Nine Months Ended		For the Three Months Ended		(April 16, 2007)
	September 30,		September 30,		Through
	2013	2012	2013	2012	September 30, 2013

Revenues	$—	$—	$—	$—	$—

Expenses
General and Administrative	3,830	5,231	1,100	1,060	32,213
Interest	—	—	—	—	15

Total Expenses	$3,830	$5,231	$1,100	$1,060	$32,228

Net Loss for the Period Before Taxes	$(3,830)	$(5,231)	$(1,100)	$(1,060)	$(32,228)

Franchise Tax	$350	$350	$—	$—	$1,200

Net Loss for the Period After Taxes	$(4,180)	$(5,581)	$(1,100)	$(1,060)	$(33,428)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

 The accompanying notes are an integral part of these condensed financial statements.

AFH HOLDING VII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period From
			Date of Inception
	For the Nine Months Ended		(April 16, 2007)
	September 30,		Through
	2013	2012	September 30, 2013

Cash Flows from Operating Activities

Net Loss	$(4,180)	$(5,581)	$(33,428)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	1,271

Changes in Assets and Liabilities:
Accrued Expenses	100	(622)	3,160

Net Cash Flows from Operating Activities	(4,080)	(6,203)	(23,997)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	4,080	6,203	23,997

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Franchise Tax	$—	$—	$—

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $33,428 at September 30, 2013.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with the Company’s historical condensed consolidated financial statements. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “intend,” “anticipate,” “target,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

Overview

AFH Holding VII, Inc. (“AFH Holding VII, Inc.,” “we,” “us,” “our,” “the Registrant,” “the Company” and “our Company”) was incorporated in the State of Delaware on April 16, 2007 and maintains its principal executive offices at 9595 Wilshire Blvd., Suite 700, Beverly Hills, California, 90212. Since the Registrant’s inception, it has been engaged in organizational efforts and obtaining initial financing. The Registrant was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Registrant filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on October 5, 2007, and since its effectiveness, the Registrant has focused its efforts to identify a possible business combination. Since the effective date of the Registrant’s Form 10-SB, the Registrant has been a reporting company and required to file periodic and current reports with the SEC under the Exchange Act.

Plan of Operation

The Registrant will attempt to locate and negotiate with a business entity in order to create the business combination of that target company with the Registrant. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for- assets exchange (the “business combination”). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Registrant will be successful in locating or negotiating with any target company.

The Registrant has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, is already in operation, or is in essentially any stage of its business life. It is impossible to predict the status of any business in which the Registrant may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Registrant may offer.

In implementing a structure for a particular business acquisition, the Registrant may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

The Registrant has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. The Registrant may need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Registrant consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Registrant can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Registrant can provide no assurance that it can continue to satisfy its cash requirements for such period.

Since our formation on April 16, 2007, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, operations, revenues, or employees. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of the Company’s securities.

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

Our officers and directors are only required to devote a very limited portion of their time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

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

It is anticipated that any securities issued in any such business combination would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Registrant may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Registrant has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market, which may develop in the Registrant’s securities, may depress the market value of the Registrant’s securities in the future if such a market develops, of which there is no assurance. However, if the Registrant cannot effect a non-cash acquisition, the Registrant may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the Registrant would obtain any such equity funding.

The Registrant will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Registrant which the target company shareholders would acquire in exchange for their shareholdings.

Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, and will include miscellaneous other terms. Any merger or acquisition effected by the Registrant can be expected to have a significant dilutive effect on the percentage of shares held by the Registrant’s shareholders at such time.

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

At September 30, 2013, the Registrant had $0 cash on hand. The Registrant has had no revenue and has incurred an accumulated deficit from April 16, 2007 (Inception) through the period ended September 30, 2013 of $33,428. The Registrant’s development activities since inception have been financially sustained through equity financings and a loan from AFH Holding & Advisory, LLC, the Registrant’s parent company and of which the Registrant’s officer and director, Amir F. Heshmatpour, is the Management Member.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 16, 2007 (inception) to September 30, 2013. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or a merger with an operating company, which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, taxes and other professional service fees.

Liquidity and Capital Resources

At September 30, 2013, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

The Company and/or shareholders will supervise the search for target companies as potential candidates for a business combination. The Company and/or shareholders may pay as their own expenses and any costs incurred in supervising the search for a target company. The Company and/or shareholders may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Due to the uncertainty of our ability to meet our operational expenses, in our audited financial statements as of and for the years ended December 31, 2012 and 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as we have losses for the nine months ended September 30, 2013 totaling $4,180 as well as an accumulated deficit since inception amounting to $33,428 and negative working capital of $27,157.

Off-Balance Sheet Arrangements

Our Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Registrant’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This information has been omitted as the Company qualifies as a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We may from time to time become subject to various claims and legal actions during the ordinary course of our business. We are not party to any legal proceedings at the date of filing of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

This information has been omitted as the Company qualifies as a smaller reporting company.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

8

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AFH HOLDING VII, INC.
(Registrant)

Date: November 14, 2013	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President, Secretary and Sole Director
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, and are not to be incorporated by reference into any filing of AFH Holding VII, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

